Form 10-Q
period 1996-06-30
STONE STREET BANCORP INC
filed 1996-08-13
CIK 1004643

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              June 30, 1996
                               --------------------------------------
                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to____________________

Commission file number_________________________________________________



                           STONE STREET BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         North Carolina                               56-1949352
- ----------------------------------             -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization                Identification No.)

               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                     27028

               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                 (704) 634-5936
               -------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    _____     _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,825,050 of common stock as
                                                  ----------------------------
of August 9, 1996.
- ------------------

                           STONE STREET BANCORP, INC.

                                     INDEX

- --------------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

       Consolidated Statements of Financial Condition -
       June 30, 1996 (Unaudited) and December 31, 1995                      1-2

       Consolidated Statements of Operations - Three
       Months and Six Months Ended June 30, 1996 and
       1995 (Unaudited)                                                      3

       Consolidated Statement of Stockholder's Equity
       for the Six Months Ended June 30, 1996 (Unaudited)                    4

       Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 1996 and 1995 (Unaudited)                             5-6

Notes to Consolidated Financial Statements                                   7


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                8


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                    9

Signatures

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)
- -----------------------------------------------------------------------

                                               JUNE 30,    DECEMBER 31,
                                                 1996          1995
                                             ------------  ------------
ASSETS
- ------

CASH AND DUE FROM BANKS                      $  1,886,631  $  2,161,597
INTEREST-BEARING DEPOSITS                      16,102,750     2,736,699
FEDERAL FUNDS SOLD                                127,723
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-June 30, 1996-$7,758,755;
  December 31, 1995-$3,865,725)                 7,762,186     3,844,977
 Securities available for sale,
  at market value                               1,813,528     2,302,344
                                             ------------  ------------
   Total                                        9,575,714     6,147,321

LOANS RECEIVABLE-Net                           78,670,108    75,096,569
OFFICE PROPERTIES AND EQUIPMENT-Net               900,739       948,886
ACCRUED INTEREST RECEIVABLE:
 Investment securities                             86,129        64,867
 Loans                                             79,403        38,963
DEFERRED INCOME TAXES                             344,888       333,900
REFUNDABLE INCOME TAXES                            14,178        20,912
PREPAID EXPENSES AND OTHER ASSETS                 138,912       136,936
CASH SURRENDER VALUE OF LIFE INSURANCE             64,246        64,246
                                             ------------  ------------

TOTAL                                        $107,991,421  $ 87,750,896
                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

DEPOSITS:
 Savings Accounts                            $  8,771,457  $  9,309,033
 Money Market and NOW Accounts                  4,133,158     4,348,464
 Time, $100,000 and over                        5,768,103     5,033,864
 Other Time                                    49,774,584    54,343,861
                                             ------------  ------------
  Total deposits                               68,447,302    73,035,222
FEDERAL HOME LOAN BANK ADVANCES                               1,000,000
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                337,943       594,572
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                              115,017        43,273
ACCRUED INTEREST PAYABLE                          152,809       146,578
CASH DIVIDENDS PAYABLE                            200,755
ACCRUED INCOME TAXES
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                      409,149       369,654
                                             ------------  ------------
                                             $ 69,662,975  $ 75,189,299
                                             ------------  ------------




                       See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)
- ----------------------------------------------------------------------------


                                               JUNE 30,      DECEMBER 31,
                                                 1996           1995
                                             ------------   ------------

STOCKHOLDERS' EQUITY:
 Common Stock, no par value,
  20,000,000 authorized;
  1,825,050 issued and outstanding           $ 38,895,444
 Unearned ESOP shares                          (1,083,792)
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Retained Earnings                                542,503   $ 12,563,030
 Unrealized loss on securities
  on securities available-for-sale
  net of applicable deferred taxes                (25,709)        (1,433)
                                             ------------   ------------

   Total stockholders' equity                  38,328,446     12,561,597
                                             ------------   ------------

TOTAL                                        $107,991,421   $ 87,750,896
                                             ============   ============




                       See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
- -------------------------------------------------------------------------------




                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                  ENDED           ENDED           ENDED           ENDED
                               JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                               -------------   -------------   -------------   -------------

INTEREST INCOME:
Interest and fees on loans     $   1,648,718   $   1,449,043   $   3,273,810   $   2,863,888
Interest on investment:
  U.S. Treasury and
  Government Agency                   75,132          59,583         120,504         121,514
  Mortgage backed securities          28,321           8,178          35,474          15,717
  Municipal Securities                15,279          23,385          31,881          48,264
  Other interest                     314,453          74,551         394,532         146,681
                               -------------   -------------   -------------   -------------
    Total interest income          2,081,903       1,614,740       3,856,201       3,196,064
                               -------------   -------------   -------------   -------------

COST OF FUNDS:
Interest on time deposits            800,288         791,382       1,680,603       1,515,983
Interest on interest
 bearing demand deposits              17,663          20,038          36,190          41,339
Interest on savings deposits          65,082          71,705         174,668         150,502
Interest of FHLB advances                932                           8,394
                               -------------   -------------   -------------   -------------
    Total interest expense           883,965         883,125       1,899,855       1,707,824
                               -------------   -------------   -------------   -------------

NET INTEREST INCOME                1,197,938         731,615       1,956,346       1,488,240
  PROVISION FOR LOAN LOSSES           15,000                          15,000
                               -------------   -------------   -------------   -------------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES          1,182,938         731,615       1,941,346       1,488,240
                               -------------   -------------   -------------   -------------

OTHER OPERATING INCOME:
Loan fees and charges                 12,087          21,288          23,073          29,903
Other fees and commissions            14,194          14,493          26,613          28,780
Other - net                            2,811           2,316           5,787           7,890
                               -------------   -------------   -------------   -------------
    Total other income                29,092          38,097          55,473          66,573
                               -------------   -------------   -------------   -------------

OTHER OPERATING EXPENSES:
Compensation and related
 benefits                            246,020         243,656         502,774         473,655
Insurance                             39,196          42,524          83,088          83,106
Occupancy and equipment               37,754          56,182         138,397         114,493
Other                                 44,411          55,674          83,004         100,771
                               -------------   -------------   -------------   -------------
Total                                367,381         398,036         807,263         772,025
                               -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES           844,649         371,676       1,189,556         782,788

INCOME TAXES                         305,345         140,360         446,298         293,715
                               -------------   -------------   -------------   -------------

NET INCOME                     $     539,304   $     231,316   $     743,258   $     489,073
                               =============   =============   =============   =============

NET INCOME PER SHARE           $         .30   $         N/A   $         .41   $         N/A
                               =============   =============   =============   =============



                       See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)
- -------------------------------------------------------------------------------

                                          COMMON STOCK
                                  -----------------------------      UNEARNED         RETAINED
                                     SHARES          AMOUNT         ESOP SHARES       EARNINGS          TOTAL
                                  ------------    -------------    -------------    --------------    -------------
Balance at December 31, 1995                1     $          15                                      $          15

Common stock issuance, net
 of conversion expenses of
 $1,043,336                         1,825,049        26,332,399                                         26,332,399

Purchase of ESOP shares                                               (1,083,792)                       (1,083,792)

Capital of Mocksville
 Savings Bank, SSB                                   12,563,030                                         12,563,030

Net income for six months
 ended June 30, 1996                                                                $     743,258          743,258

Cash dividends                                                                           (200,755)        (200,755)

Unrealized gain (loss) on
 securities available-for-
 sale, net of applicable
 deferred income tax of
 $4,206                                                                                   (25,709)         (25,709)
                                  ------------    -------------    -------------    -------------    -------------

Balance at June 30, 1996            1,825,050     $  38,895,444       (1,083,792)   $     516,794    $  38,328,446
                                  ============    =============    =============    =============    =============


                       See notes to consolidated financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
- -------------------------------------------------------------------------------

                                                SIX MONTHS         SIX MONTHS
                                                   ENDED              ENDED
                                               JUNE 30, 1996      JUNE 30, 1995
                                              ---------------    ---------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                     $    743,258      $    489,073
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation                                        48,147            44,445
 Decrease (increase) in accrued
  interest receivable                               (61,702)           33,262
 Decrease (increase) in other
  assets                                             (1,976)         (117,981)
 Decrease (increase) in refundable
  income taxes                                        6,734            61,464
 Cash dividends payable                             200,755
 Increase (decrease) in accounts payable
  under remittance service agreement               (256,629)           67,779
 Increase (decrease) in accrued interest
  payable                                             6,231             2,452
 Increase (decrease) in accounts payable
  and accrued liabilities                            39,495            92,971
 Increase (decrease) in accrued income
  taxes                                                   0            14,251
 (Increase) decrease in deferred income
  taxes                                             (10,988)           37,442
                                               ------------       -----------
Net cash provided by (used in)
 operating activities                               713,325          725,158
                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                            (3,573,539)       (3,810,264)
Purchase of held-to-maturity securities          (3,452,669)
Proceeds from maturities of held-to-
 maturity                                                           1,262,216
Purchase of property and equipment                                     (1,701)
                                               ------------       -----------
Net cash provided by (used in)
 investing activities                          $ (7,026,208)     $ (2,549,749)
                                               ------------       -----------




                       See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                                 SIX MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 1996     JUNE 30, 1995
                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                $  (4,587,920)    $     313,418
Increase (decrease) in advance payments
 by borrowers for taxes and insurance                 71,744            80,494
Increase (decrease) in Federal Home
 Loan Bank Advances                               (1,000,000)
Issuance of common stock, net                     26,332,414
Purchase of ESOP shares                           (1,083,792)
Cash dividends paid                                 (200,755)
                                               -------------     -------------
Net cash provided by financing activities         19,531,691           393,912
                                               -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 13,218,808        (1,430,679)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         4,898,296         5,385,188
                                               -------------     -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                     $  18,117,104     $   3,954,509
                                               =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the periods for:

 Interest                                      $   1,893,624     $   1,705,372
                                               =============     =============

 Income taxes                                  $     439,584     $     218,000
                                               =============     =============


                       See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of June 30, 1996 and 1995, and the results of operations for the six months ended June 30, 1996 and 1995, and the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995.

     The accounting policies, followed by the Holding Company are set forth in
     Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp, Inc. and its wholly-owned subsidiary, Mocksville Savings Bank, Inc., SSB.

3. The results of operations for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results expected for the full year.

4. Earnings per share of common stock has been determined based on the pro forma weighted average number of common shares 1,825,050 for the three month period ended June 30, 1996 and the six month period ended June 30, 1996.

5. The Holding Company loaned $1,083,792 to the ESOP for the purchase of common stock. The plan provides for the purchase of up to 8% of the common stock issued by the Holding Company. The terms of the loan provides for repayment over a fifteen year period beginning March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------------

         FINANCIAL CONDITION

         For the six months ended June 30, 1996, total assets increased approximately $20,241,000 or 23.07% primarily as a result of the stock conversion of Mocksville Savings Bank, Inc, SSB which provided $26,332,000 of capital to the Holding Company. Interest bearing deposits as a result increased $13,366,000 and liquidity was available to fund the additional loan growth of $3,574,000 or 4.76%. Investment securities increased $3,428,000 or 55.77% during this six month period. Funds totalling $1,083,792 were loaned to the ESOP during the second quarter of 1996 to finance the purchase of Holding Company stock for the ESOP Plan. Deposits decreased $4,588,000 or 6.28% as some customers used their deposits to purchase stock in the Holding Company. The FHLB advance of $1,000,000 was repaid during this period with the liquidity provided from the stock issuance. Stockholders' equity increased $25,767,000 as a result of the $26,332,000 of funds provided through the stock issuance and the net income of $743,258 for the six months ended June 30, 1996. Cash dividends of $.11 per share totalling $200,755 were declared for the second quarter of 1996 and reduced stockholders' equity for the period.

         RESULTS OF OPERATIONS

         Three Months Ended June 30, 1996 and 1995

         Net income for the three months ended June 30, 1996 was $539,304 compared to $231,316 for the comparable period in 1995. Total interest income increased $467,200 or 28.93% while total interest expense remained at relatively the same level $883,965 and $883,125 for the three month periods ended June 30, 1996 and 1995, respectively. Net interest margin increased $466,300 but was reduced by a $15,000 loan loss provision in the second quarter of 1996. Other operating income decreased from $38,100 in 1995 to $29,100 in 1996 for the three month periods. Other operating expenses remained relatively steady at $368,000 in 1996 and $398,000 in 1995. Income tax expense increased by $165,000 in 1996 compared to 1995 due primarily to the increase in interest income.

         Six Months Ended June 30, 1996 and 1995

         Net income for the six months ended June 30, 1996 was $743,258 compared to $489,073 for the comparable period in 1995. Interest income increased $660,100 or 20.65% while interest expense increased $192,000 or 11.24% thus resulting in an increase in net interest income of $468,100 or $453,100 after deducting the loan loss provision of $15,000 for the six month period in 1996. Other operating income decreased from $66,600 in 1995 to $55,500 in 1996 while other operating expenses increased from $772,000 in 1995 to $807,300 in 1996, a $35,300 or 4.57%
         increase. The increase in other operating expense was primarily comprised of a $29,000 or 6.15% increase in compensation and related benefits, a $24,000 or 20.88% increase in occupancy and equipment expense net of a $17,800 decrease in all other operating costs. Income tax expense increased from $294,000 in 1995 to $446,300 in 1996 due to the increase in taxable income primarily due to the $660,100 increase in interest income during the six month period compared to the prior year period.

PART II  -   OTHER INFORMATION

Item 6b.  Reports on Form 8-K

There were no Form 8-K's filed during the Second Quarter of 1996.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           STONE STREET BANCORP, INC.



Date:                                  By:
      -----------------------------        --------------------------------
                                           J. Charles Dunn
                                           President and Chief Executive Officer


Date:                                  By:
      -----------------------------        --------------------------------
                                           Marjorie D. Foster
                                           Controller