Form 10-Q
period 1996-09-30
STONE STREET BANCORP INC
filed 1996-11-14
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 1996
                               -------------------------------------------------
                                 OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------
Commission file number
                      ----------------------------------------------------------


                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


           North Carolina                                 56-1949352
----------------------------------------------------  -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization                             Identification No.)

               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                     27028
                    --------------------------------------
             (Registrant's telephone number, including area code)

                                (704) 634-5936
                     ------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -------  ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    -------  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,825,050 of common stock as
                                                  ----------------------------
of  November 8, 1996.
---------------------

                          STONE STREET BANCORP, INC.

                                     INDEX


--------------------------------------------------------------------------------

                                                                            PAGE
                                                                           -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

         Consolidated Statements of Financial Condition -
         September 30, 1996 (Unaudited) and December 31,
         1995                                                                1-2

         Consolidated Statements of Operations -
         Nine Months Ended September 30, 1996 and 1995
         (Unaudited)                                                           3

         Consolidated Statement of Stockholder's Equity
         for the Nine Months Ended September 30, 1996
         (Unaudited)                                                           4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1996 and 1995 (Unaudited)                       5-6


Notes to Consolidated Financial Statements                                     7


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                  8


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                      9


Signatures

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1996           1995
                                                  -------------  ------------
ASSETS
------

CASH AND DUE FROM BANKS                            $  2,999,926   $ 2,161,597
INTEREST-BEARING DEPOSITS                             9,985,989     2,736,699
FEDERAL FUNDS SOLD                                      922,856
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-September 30, 1996-$8,522,556;
  December 31, 1995-$3,865,725)                       8,529,985     3,844,977
 Securities available for sale,
  at market value                                     1,835,852     2,302,344
                                                   ------------   -----------
   Total                                             10,365,837     6,147,321

LOANS RECEIVABLE-Net                                 80,302,534    75,096,569
OFFICE PROPERTIES AND EQUIPMENT-Net                     909,680       948,886
ACCRUED INTEREST RECEIVABLE:
 Investment securities                                  108,496        64,867
 Loans                                                  122,260        38,963
DEFERRED INCOME TAXES                                   341,583       333,900
REFUNDABLE INCOME TAXES                                 219,355        20,912
PREPAID EXPENSES AND OTHER ASSETS                        29,891       136,936
CASH SURRENDER VALUE OF LIFE INSURANCE                   64,246        64,246
                                                   ------------   -----------

TOTAL                                              $106,372,653   $87,750,896
                                                   ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                                  $  8,595,078   $ 9,309,033
 Money Market and NOW Accounts                        4,028,550     4,348,464
 Time, $100,000 and over                              4,840,654     5,033,864
 Other Time                                          49,353,146    54,343,861
                                                   ------------   -----------
  Total deposits                                     66,817,428    73,035,222
FEDERAL HOME LOAN BANK ADVANCES                                     1,000,000
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                      864,035       594,572
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                                    147,097        43,273
ACCRUED INTEREST PAYABLE                                174,968       146,578
CASH DIVIDENDS PAYABLE                                  200,756
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                            787,363       369,654
                                                   ------------   -----------
                                                   $ 68,991,647   $75,189,299
                                                   ============   ===========




                       See notes to financial statements

                           STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                             --------------    -------------
STOCKHOLDERS' EQUITY:
 Common Stock, no par value,
  20,000,000 authorized;
  1,825,050 issued and outstanding          $ 38,895,444
 Unearned ESOP shares                         (2,107,764)
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Retained Earnings                               610,542        12,563,030
 Unrealized loss on securities
  on securities available-for-sale
  net of applicable deferred taxes               (17,216)           (1,433)
                                            ------------       -----------

   Total stockholders' equity                 37,381,006        12,561,597
                                            ------------       -----------

TOTAL                                       $106,372,653       $87,750,896
                                            ============       ===========




                       See notes to financial statements

                          STONE STREET BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------


                                 THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                     ENDED          ENDED         ENDED          ENDED
                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                     1996           1995          1996           1995
                                  ------------   -----------   -----------    -----------

INTEREST INCOME:
Interest and fees on loans          $1,672,828    $1,538,739    $4,946,638     $4,402,627
Interest on investment:
 U.S. Treasury and
   Government Agency                    70,253        53,791       190,757        175,305
 Mortgage backed securities             51,798         7,157        87,272         22,874
 Municipal Securities                   12,636        20,430        44,517         68,694
 Other interest                        278,704        63,567       673,236        210,248
                                    ----------    ----------    ----------     ----------
   Total interest income             2,086,219     1,683,684     5,942,420      4,879,748
                                    ----------    ----------    ----------     ----------

COST OF FUNDS:
Interest on time deposits              775,237       838,672     2,455,840      2,354,655
Interest on interest bearing
 demand deposits                        18,260        20,664        54,450         62,003
Interest on savings deposits            66,696        68,438       241,364        218,940
Interest of FHLB advances                   75             -         8,469              -
                                    ----------    ----------    ----------     ----------
   Total interest expense              860,268       927,774     2,760,123      2,635,598
                                    ----------    ----------    ----------     ----------

NET INTEREST INCOME                  1,225,951       755,910     3,182,297      2,244,150

PROVISION FOR LOAN LOSSES               15,000       334,920        30,000        334,920
                                    ----------    ----------    ----------     ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES           1,210,951       420,990     3,152,297      1,909,230
                                    ----------    ----------    ----------     ----------

OTHER OPERATING INCOME:
Loan fees and charges                   14,232        11,598        37,305         41,501
Other fees and commissions              14,313        15,397        40,926         44,177
Other - net                              2,872         6,130         8,659         14,020
                                    ----------    ----------    ----------     ----------
   Total other income                   31,417        33,125        86,890         99,698
                                    ----------    ----------    ----------     ----------

OTHER OPERATING EXPENSES:
Compensation and related benefits      214,924       239,771       717,698        713,426
Insurance                              503,429        41,932       586,517        125,038
Occupancy and equipment                 63,941        58,238       202,338        172,731
Other                                   64,606        41,807       147,610        142,578
                                    ----------    ----------    ----------     ----------
   Total                               846,900       381,748     1,654,163      1,153,773
                                    ----------    ----------    ----------     ----------

INCOME BEFORE INCOME TAXES             395,468        72,367     1,585,024        855,155

INCOME TAXES                           126,674        20,149       572,972        313,864
                                    ----------    ----------    ----------     ----------

NET INCOME                          $  268,794    $   52,218    $1,012,052     $  541,291
                                    ==========    ==========    ==========     ==========

NET INCOME PER SHARE                $      .15    $      N/A    $      .55    $       N/A
                                    ==========    ==========    ==========    ===========

                        See notes to financial statements
                                       3

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                                                  COMMON STOCK
                                                            -----------------------        UNEARNED        RETAINED
                                                             SHARES         AMOUNT       ESOP SHARES       EARNINGS        TOTAL
                                                            -------        --------      -----------       --------      ---------
Balance at December 31, 1995                                      1      $        15                                    $        15

Common stock issuance, net of
conversion expenses of
$1,043,336                                                1,825,049       26,332,399                                     26,332,399

Purchase of ESOP shares                                                                  $(2,107,764)                    (2,107,764)

Capital of Mocksville Savings
 Bank, SSB                                                                12,563,030                                     12,563,030

Net income for nine months
 ended September 30, 1996                                                                                $1,012,052       1,012,052

Cash dividends                                                                                             (401,510)       (401,510)

Unrealized gain (loss) on
securities available-for-sale,
net of applicable deferred income
tax of $6,695                                                                                               (17,216)        (17,216)
                                                         ----------      -----------     -----------    -----------     -----------

Balance at September 30, 1996                             1,825,050      $38,895,444     $(2,107,764)   $   593,326     $37,381,006
                                                         ==========      ===========     ===========    ===========     ===========








                        See notes to financial statements.

                          STONE STREET BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------


                                                      NINE MONTHS    NINE MONTHS
                                                         ENDED         ENDED
                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                          1996          1995
                                                     --------------  ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                             $ 1,012,052   $   541,291
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation                                                39,206        64,639
Provision for  loan loss                                    30,000       334,920
Decrease (increase) in accrued interest receivable        (126,926)      (10,716)
Decrease (increase) in other assets                        107,045       (59,387)
Decrease (increase) in refundable income taxes            (198,443)       59,832
Increase in cash dividends payable                         200,756
Increase (decrease) in accounts payable under
remittance service agreement                               269,463      (131,874)
Increase (decrease) in accrued interest payable             28,390        18,147
Increase (decrease) in accounts payable and
accrued liabilities                                        417,709        90,530
(Increase) decrease in deferred income taxes                (7,683)      (96,284)
                                                       -----------   -----------
Net cash provided by (used in) operating
activities                                               1,771,569       811,098
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                   (5,235,965)   (6,922,095)
Purchase of held-to-maturity securities                 (4,685,008)            -
Proceeds from sale of available for sale securities        450,709             -
Proceeds from maturates of held-to-
maturity securities                                              -     1,763,305
Purchase of property and equipment                                       (27,038)
                                                       -----------   -----------
Net cash provided by (used in) investing
activities                                              (9,470,264)   (5,185,828)
                                                       -----------   -----------



                        See notes to financial statements

                            STONE STREET BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------


                                                  NINE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                      1996            1995
                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                     (6,217,794)      2,736,495
Increase (decrease) in advance payments
by borrowers for taxes and insurance                   103,824          97,954
Purchase of ESOP shares                             (2,107,764)              -
Cash dividends paid                                   (401,510)              -
Increase (decrease) in Federal Home Loan Bank
 Advances                                           (1,000,000)
Issuance of common stock                            26,332,414               -
                                                   -----------     -----------
Net cash provided by financing activities           16,709,170       2,834,449
                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          9,010,475      (1,540,281)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                            4,898,296       5,385,188
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                          $13,908,771     $ 3,844,907
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the periods for:

Interest                                           $ 2,731,733     $ 2,100,142
                                                   ===========     ===========

Income taxes                                       $   771,415     $   388,000
                                                   ===========     ===========




                        See notes to financial statements

                          STONE STREET BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of September 30, 1996 and 1995, and the results of operations for the nine months ended September 30, 1996 and 1995, and the consolidated cash flows for the nine months ended September 30, 1996 and 1995.


    The accounting policies, followed by the Holding Company are set forth in
    Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp Inc. and its wholly-owned subsidiary, Mocksville Savings Bank, Inc., SSB.

3. The results of operations for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results expected for the full year.

4. Earnings per share of common stock has been determined based on the weighted average number of common shares 1,825,050 for the three month period ended September 30, 1996 and 1,825,050 shares (pro forma basis) for the nine month period ended September 30, 1996.

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

At September 30, 1996, total assets were $106,372,653, an increase of approximately $18,621,757 or 21.22% over December 31, 1995. This increase is primarily the result of the stock conversion of Mocksville Savings Bank, SSB which provided $26,332,399 of capital to the Holding Company. Interest bearing deposits increased $7,249,290 while investment securities increased $4,218,516. The remaining funds generated from the stock conversion were used to fund the $5,205,965 increase in loans for the nine months ended September 30, 1996. Deposits decreased $6,217,794 or 8.51% from the December, 1995 level due to customers using deposit funds to purchase stock of the Holding Company. The FHLB advance of $1,000,000 was repaid during this period with proceeds from the stock conversion. Stockholders' equity increased $24,819,409 as a result of the $26,332,399 of funds provided from the stock issuance and the net income of $1,012,052 for the nine months ended September 30, 1996, net of a reduction in stockholders' equity due to the payment of cash dividends of $401,510 and purchase of ESOP shares of $2,107,764.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Net income for the three months ended September 30, 1996 was $286,794 compared to $52,218 for the comparable period in 1995. The reduced net income in 1995 compared to 1996 was primarily the result of the significant increase in the provision for loan loss of $334,920 during the third quarter of 1995. Total interest income in 1996 increased $402,535 or 23.91% while total interest
expense decreased $67,506 or 7.28%.   Other operating income remained at
relatively the same level as 1995 while operating expenses increased $465,152 over the comparable period in 1995. This increase is attributable to the special assessment imposed on financial thrifts for deposit insurance premiums under the Omnibus Appropriations Bill signed into law by the President on September 30, 1996. The Bank was required to recognize this one time charge in the third quarter of 1996. The amount of the special assessment was $456,003. The Bank should experience lower deposit insurance premiums beginning in 1997 as a result of this large assessment. Income tax expense increased by $106,525 in 1996 compared to 1995 due to the increase in income before tax as a result of the increase in net interest income during the period.

Nine Months Ended September 30, 1996 and 1995

Net income for the nine months ended September 30, 1996 was $1,012,052 compared to $541,291 for the comparable period in 1995. Interest income increased $1,062,672 or 21.78% while interest expense increased $124,525 or 4.72%. Net interest income increased $1,243,067 after recognizing loan loss provisions for the periods. Other income decreased $12,808 or 12.85% from 1995 while operating expenses increased $500,390 or 43.37%. The large increase in operating expenses resulted from the FDIC special assessment for deposit insurance premiums signed into law on September 30, 1996. This special assessment totaled $456,003 for this Bank and should provide for lower deposit insurance premiums in the future. Income tax expense increased $259,108 as a result of the improved profitability during the nine months ended September 30, 1996 compared to 1995.

PART II- OTHER INFORMATION

Item 6b. Reports on Form 8-K

There were no Form 8-K's filed during the Third Quarter of 1996.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.



Date:                                      By:
      ---------------                         ----------------------------
                                           J. Charles Dunn
                                           President and Chief Executive Officer



Date:                                      By:
      ---------------                         ----------------------------
                                           Marjorie D. Foster
                                           Controller