Form 10-K
period 1996-12-31
STONE STREET BANCORP INC
filed 1997-03-31
CIK 1004643

                                 UNITED STATES
                        SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    ---------------------------------------

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996
                               -----------------

                       Commission file number   1-14230
                                 ------------

                          STONE STREET BANCORP, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                             56-1949352
      ------------------------------        -----------------------------------

      State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization

          232 SOUTH MAIN STREET
     MOCKSVILLE, NORTH CAROLINA                                 27028
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (704) 634-5936

       Securities Registered Pursuant to Section 12(b) of the Act:  None
                              ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X      No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing. $39,578,682 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on March 17, 1997.
-------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,825,050 shares of common
                                                  --------------------------
stock, no par value, outstanding at March 17, 1997.
---------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report of Stone Street Bancorp, Inc. for the year ended December 31, 1996 (the "1996 Annual Report"), are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1997 (the "Proxy Statement") Annual Meeting of Shareholders of Stone Street Bancorp, Inc. to be held on April 15, 1997, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS


General

     Prior to March 29, 1996, Mocksville Savings Bank, Inc., SSB, (the Bank)" operated as a mutual North Carolina-chartered savings bank. On March 29, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Stone Street Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 232 South Main Street, Mocksville, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal sources of income include earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. The Company did not commence operations until March 29, 1996 and conducted business from that date through the year ended December 31, 1996 in its first year. The following general business discussion pertains primarily to Mocksville Savings.

     The Bank was originally chartered in 1921. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1946 and its deposits are federally insured up to allowable limits.

     The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. Mocksville makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property and construction loans. Mocksville also makes a limited number of loans which are not secured by real property, such as loans secured by pledged deposit accounts, and other personal property, mobile home loans and unsecured loans. Mocksville's primary source of revenue is interest income from its lending activities. Mocksville's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of Mocksville are interest on deposits and borrowings and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Divisions, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

Market Area

     The Bank's primary market area consists of Davie County, North Carolina. Mocksville is located between Winston-Salem, North Carolina and Statesville, North Carolina on Interstate 40. Employment in Davie County includes furniture manufacturing, machine tooling, equipment assembly, and the opportunities generated by Wake Forest University and Bowman Grey Medical School in Winston-Salem. In addition, home construction and real estate development are major industries because Davie County attracts many retirees. Bermuda Run Golf and Country Club in Davie County is the home of the Bing Crosby Invitational Golf Tournament. In addition, six other golf courses are in or near Davie County, including Tanglewood Park Golf Course, the site of the PGA Vantage Tournament. Major area employers include Lee Jeans, Jockey International, Reynolds Tobacco, and Hanes Hosiery.

Lending Activities

     General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of single family homes located in its primary market area. The Bank also makes loans secured by multi-family residential properties, improved nonresidential real estate, construction loans, loans secured by undeveloped real estate, unsecured loans, and other personal property, mobile home loans, savings account loans and other loans. Over 99.6% of the Bank's net loan portfolio is secured by real estate. As of December 31, 1996, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1996, the Bank's largest single outstanding loan had a balance of approximately $1,303,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totalled approximately $83.0 million at December 31, 1996 representing 78.44% of Mocksville's total assets at such date. At December 31, 1996, 81.75% of Mocksville's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity and subordinate lien loans represented 2.98% of the Bank's net loan portfolio, and nonresidential real estate loans represented 6.89% of the Bank's net loan portfolio on such date.

     As part of its interest rate risk management program, the Bank has increased the amount of adjustable rate mortgage loans in its portfolio in recent years. As of June 30, 1990, the Bank had approximately $1,566,000 of adjustable rate mortgage loans outstanding, as compared to approximately $2,820,000 as of December 31, 1996.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                              At December 31,
                          ----------------------------------------------------------------------------------------
                                    1996              1995              1994              1993         1992
                          ----------------------------------------------------------------------------------------

                                     % of              % of              % of              % of            % of
                           Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount  Total
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
(Dollars in Thousands)
Real estate loans:

 Residential
 1-4 family.............  $67,844   81.75%  $63,329   84.33%  $54,321   82.34%  $45,724   81.81%  $41,355   82.70%

 Residential multi-
  family and
  nonresidential
  real estate...........    5,716    6.88     4,260    5.67     4,987    7.56     5,312    9.50     5,059   10.12

 Home Equity and
  other subordinate
  lien loans............    2,473    2.98     2,185    2.91     1,423    2.16     1,447    2.59     1,492    2.98

 Residential
  construction..........   12,492   15.05    11,735   15.63    11,589   17.56     8,033   14.37     6,433   12.87
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Total real estate
  loans:                   88,525  106.66    81,509  108.54    72,320  109.62    60,516  108.27    54,339  108.67
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Other installment
  loans.................      372     .45       222     .30       197    0.30       133    0.24       201    0.40
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

Less:

 Unearned fees and
 discounts..............    1,009    1.22       962    1.29     1,095    1.66       711    1.27       577    1.15

 Loans in process .         4,385    5.28     5,211    6.94     5,334    8.09     3,959    7.08     3,894    7.79

 Allowance for
  loan losses...........      511     .61       462     .61       115    0.17        89    0.16        65    0.13
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

  Total reductions......    5,905    7.11     6,635    8.84     6,544    9.92     4,759    8.51     4,536    9.07
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
  Total loans
   receivable, net......  $82,992  100.00%  $75,096  100.00%  $65,973  100.00%  $55,890  100.00%  $50,004  100.00%
                          -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1996. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due over the contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments, however, it does include scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $16.2 million, $12.2 million and $13.6 million in fiscal years ended December 31, 1996, 1995 and 1994, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.


                                                           At December 31, 1996
                                       ----------------------------------------------------------
                                                    Over 1    Over 3   Over 5
                                       One Year    Year to  Years to  Years to   Over 10
                                        Or less    3 Years   5 Years  10 Years    Years     Total
                                       --------    ------   --------  --------  --------    -----
Mortgage loans:
 Fixed rate 1-4 family
   residential                         $ 6,260     $  479     $1,356   $21,647   $36,465  $66,207

 Adjustable rate 1-4 family
  residential                              629                                                629

 Adjustable home equity
  loans                                  2,191                                              2,191

 Other fixed rate loans                  2,158         48        841       815    10,243   14,105

Other loans                                 45         55        115       137        20      372

Less:
 Allowance for loan losses                (511)                                              (511)
                                       -------     ------   --------  --------  --------    -----
                                       $10,772     $  582     $2,312   $22,599   $46,728  $82,993
                                       =======     ======   ========  =======   ========  =======

     The following table sets forth the dollar amount at December 31, 1996 of all loans maturing or repricing on or after December 31, 1997.

                                                            Fixed   Adjustable
                                                            Rates     Rates
                                                           -------  ----------

(In Thousands)

Mortgage loans                                             $59,947  $        -

Other loans                                                 12,274           -
                                                           -------  ----------

                                                           $72,221  $        -
                                                           =======  ==========

     ORIGINATION OF LOANS. Historically, the Bank has not originated its one-to-four family residential mortgage or other loans with the intention that they will be sold in the secondary market. Accordingly, the Bank originates fixed rate one-to-four family residential real estate loans which satisfy the Bank's underwriting requirements and are tailored to its local community, but do not necessarily satisfy various technical FHLMC and FNMA underwriting requirements and purchase requirements not related to documentation.

     Although the Bank believes that many of its nonconforming loans are saleable in the secondary market, some of such nonconforming loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, the Bank's loan portfolio is less liquid than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements. In addition, certain types of nonconforming loans are generally thought to have greater risks of default and nonperformance. However, such loans generally produce a higher yield than would be produced by conforming loans, and the Bank has historically found that its origination of such loans has not resulted in a high level of nonperforming assets. These nonconforming loans satisfy a need in the Bank's local community, and the Bank intends to continue to originate nonconforming loans.

     Substantially all of the one-to-four family residential mortgage loans originated by the Bank have a fixed rate of interest because there is very little demand for adjustable rate loans in the Bank's market area. As a result, Mocksville limits the term of substantially all of its fixed rate residential real estate loans to a shorter term, 15 years, and, includes a 10-year call provision in all other fixed rate residential real estate loans.

     The Bank has instituted a new marketing program in which all of the Bank's loan officers visit local realtors to promote the Bank's residential mortgage products.

     The table below sets forth the Bank's loan origination, purchase activity and loan portfolio repayment experience during the periods indicated.

                                                        December 31,
                                             ------------------------------
                                               1996       1995       1994
                                             --------   --------   --------
                                                     (In Thousands)

Loans receivable, net beginning of period    $ 75,096   $ 65,973   $ 55,890

Loan originations:

 Residential 1-4 family                        11,880      7,812      9,372

 Residential multifamily and
  nonresidential real estate                    1,730      1,736      1,863

 Home equity and second mortgage                  901      1,005        327

 Residential construction                       8,412     10,117     12,304

 Consumer                                         410        469        231
                                             --------   --------   --------

  Total loan originations                      23,333     21,439     24,127

Principal repayments                          (16,167)   (12,225)   (13,635)

Other changes, net                                730        (91)      (409)
                                             --------   --------   --------

Increase in loans receivable                  (15,437)   (12,316)   (14,044)
                                             --------   --------   --------

Loans receivable, net, end of period         $ 82,992   $ 75,096   $ 65,973
                                             ========   ========   ========


     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance single family homes. The Bank also makes loans secured by two-to-four family residential properties. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Davie County, North Carolina and in contiguous counties. On December 31, 1996, approximately 81.75% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans .93% had adjustable interest rates.

     The Bank originates some adjustable rate mortgage loans secured by owner occupied property generally having terms of 30 years in amounts of up to 90% of the value of the property. Private mortgage insurance is generally required if the loan amount exceeds 80% of the value of the property.

     Interest rates on adjustable rate residential mortgage loans are tied to the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. Rates are subject to change annually. The loans have rate adjustment caps which limit the amount of rate adjustments at any one time and over the lives of the loans.

     Adjustable rate loans are generally considered to involve a greater degree of risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially.

     The Bank primarily originates fixed-rate mortgage loans secured by owner occupied property having terms generally ranging from 15 to 30 years in amounts of up to 90% of the value of the property. Any fixed rate loan with a term greater than 20 years includes a ten-year call option. Private mortgage insurance is generally required if the loan amount exceeds 80% of the value of the property. In addition, the Bank makes fixed-rate loans secured by non-owner occupied residential real estate generally having terms of 15 years in amounts of up to 80% of the value of the property. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

     While one-to-four family residential loans are normally originated for 15 or 30 year terms with a ten-year call option, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. The thrift and mortgage banking industries have generally used 12-year and 7-year average loan lives in calculations calling for prepayment assumption for 30-year residential loans and 15-year residential loans, respectively. Management believes that the Bank's recent loan prepayment experience has been shorter than these assumed average loan lives due to recent periods of low interest rates and resulting high rates of refinancing.

     The Bank generally requires title insurance for its one-to-four family residential loans. The Bank generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost, whichever is less, of the improvements on the property securing the loans.

     Multifamily Residential and Nonresidential Real Estate Lending. On December 31, 1996, the Bank had $5.7 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately of 6.89% of its net loan portfolio as of that date. Most of these loans are secured by land, church properties, apartments and commercial real estate, and normally have fixed interest rates. The loans generally do not exceed 75% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As a result, the Bank has re-evaluated its nonresidential lending policies and revised its commercial loan underwriting procedures in order to, among other things, improve loan documentation. As of December 31, 1996, the largest nonresidential real estate loan in the Bank's loan portfolio totalled $1,303,000. This loan was performing in accordance with the original loan contract. See "-Lending Activities-Nonperforming Assets and Asset Classification."

     HOME EQUITY LINES OF CREDIT AND SUBORDINATE LIEN LOANS. At December
31, 1996, the Bank had approximately $2.5 million in home equity and other subordinate lien loans, representing approximately 2.98% of its net loan portfolio. Of this amount, $2.2 million was composed of home equity line of credit loans. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments of 2% of the outstanding balance or $100, whichever is greater. These loans mature in fifteen years. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank may require title insurance in connection with these loans, but in the past only required opinions of title from attorneys. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio has assisted the institution in improving the interest sensitivity of its assets and liabilities because home equity liens of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

     CONSTRUCTION LENDING. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on December 31, 1996 was approximately $12.5 million, representing approximately 15.05% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them; some were made to builders who were constructing properties for sale. Loans made to individual property owners and builders are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed interest rates having terms similar to other one-to-four family residential loans.

     Construction loans made to builders who are building to resell generally have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80% without private mortgage insurance and up to 90% with private mortgage insurance.

     Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment. In addition, repayment of loans made to builders to finance construction of properties is often dependent upon the builder's ability to sell the property once construction is completed.

     OTHER INSTALLMENT LOANS. In addition to the loans described above, the Bank also offers loans which are primarily secured by savings deposits held by the Bank or which are unsecured. As of December 31, 1996, the Bank had approximately $127,000 of such loans outstanding, representing approximately .15% of its net loan portfolio.

     Financing of new mobile homes generally does not exceed 75% of the purchase price or the retail invoice value of the mobile home, including land value, and has a maximum term of 15 years.

     The Bank also makes other secured consumer loans such as automobiles, campers and boats and generally lends up to 80% of the purchase price.

     The Bank makes unsecured consumer loans in amounts of up to $25,000. These loans require monthly payments and have a term of up to 24 months. In addition, the Bank provides overdraft lines of credit in amounts of up to $10,000. Payments are required in amounts of 2% of the outstanding balance or $100, whichever is greater.

     LOAN SOLICITATION, PROCESSING AND UNDERWRITING. Loan originations were derived from a number of sources such as referrals form real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

     During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the responsible officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

     Mortgage loans, other than home equity loans, of up to $50,000 may be approved by certain designated loan officers of the Bank in cases where the loan meets all of the Bank's underwriting guidelines. Mortgage loans of over $50,000 up to $85,000 may be approved by the Officers' Loan Committee. The Officers' Loan Committee also reviews all other mortgage loan approvals. All mortgage loans of over $85,000 up to $200,000 may be approved by the Bank's Directors' Loan Committee which is composed of its President and three outside directors appointed by the Chairman of the Board. All mortgage loans of over $200,000 must be approved by the Bank's full Board of Directors. Loans secured by savings deposits follow the same approval procedures as mortgage loans.

     All consumer loans of up to $2,500 may be approved by designated loan officers. Consumer loans in excess of $2,500 up to $5,000 may be approved by the Officers' Loan Committee. Consumer loans in excess of $5,000 up to $50,000 may be approved by the Directors' Loan Committee. Consumer loans greater than $50,000 must be approved by the full Board of Directors.

     All employee, church and commercial loans, including loans secured by apartments, of up to $200,000 are approved by the Directors' Loan Committee, and above $200,000, by the full Board of Directors.

     Home equity loans up to $25,000 may be approved by loan officers; between $25,000 and $50,000 by the Officers' Loan Committee; between $50,000 and $200,000 by the Directors' Loan Committee; and over $200,000, by the full Board of Directors.

     Normally, upon approval of a residential mortgage loan application, Mocksville gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of December 31, 1996, the Bank had $4.4 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $1.7 million in unfunded commitments for unused lines of credit and letters of credit.

     INTEREST RATES, TERMS, POINTS AND FEES. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policies, of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

     In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

     NONPERFORMING ASSETS AND ASSET CLASSIFICATION. When the Bank fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrowers, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1996, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

     Interest on loans is recorded as borrowers' monthly payments become due. Accrual of interest income on loans is suspended, when, in management's judgment, doubts exist as to the collectibility of additional interest within reasonable time. Loans are returned to accrual status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. The Bank continues to accrue interest on loans delinquent 90 days or more if the loans are well secured and the Bank is in the process of collecting payments on the loans. Interest on loans placed on nonaccrual status is generally charged off. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extend cash payments are received until the loan is returned to accrual status.

     The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans and real estate owned at the dates indicated.

                                                                At December 31,
                                              -----------------------------------------------
                                                1996      1995      1994      1993      1992
                                              --------  --------  --------  --------  --------
                                                            (Dollars in Thousands)
Total nonaccrual loans
 Mortgage loans delinquent 90 days or more    $      -   $     -   $     -   $     -   $    53
 Consumer loans delinquent 90 days or more           -         -         -         -         -

Real estate owned                                    -         -         -         -         -
                                              --------   -------   -------   -------   -------
 Total non-performing assets                  $      -   $     -   $     -   $     -   $    53
                                              ========   =======   =======   =======   =======

Accruing loans, delinquent 90 days or more    $    423   $   201   $   280   $   292   $   437
                                              ========   =======   =======   =======   =======

Non-performing loans to total loans               0.00%     0.00%     0.00%     0.00%     0.11%

Non-performing assets to total assets             0.00%     0.00%     0.00%     0.00%     0.08%

Total assets                                  $105,807   $87,751   $81,560   $75,826   $64,445
Total loans, net                              $ 82,992   $75,097   $65,973   $55,890   $50,004

     Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

     An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

     As of December 31, 1996, the Bank had approximately $423,000 of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 1996, the Bank had no loans in the "special mention" category.

     When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

     The following table sets forth at December 31, 1996, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":



                                  Special Mention List     Substandard          Doubtful           Loss
                                  --------------------   ---------------  -------------------  ----------------
                                   Number    Amount      Number   Amount    Number     Amount   Number   Amount
                                  -------    ------      ------   ------  -----------  ------  --------  ------

(In Thousands)
Real estate loans:
 Residential 1-4 family                -      $    -         14   $  423         -     $    -         -  $    -
 Residential multifamily
  and nonresidential
  real estate                          -           -          -        -         -          -         -       -
 Home equity and second
  mortgage                             -           -          -        -         -          -         -       -
 Residential construction              -           -          -        -         -          -         -       -
                                  ------      ------       ----   ------    ------     ------    ------  ------

  Total real estate loans              -           -         14      423         -          -         -       -
                                  ------      ------       ----   ------    ------     ------    ------  ------

Consumer loan                          -           -          -        -         -          -         -       -
                                  ------      ------       ----   ------    ------     ------    ------  ------

Total                                  -      $    -         14     $423         -     $    -    $    -  $    -
                                  ======      ======       ====   ======    ======     ======    ======  ======

ALLOWANCE FOR LOAN LOSSES. In originating the loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered in doubt by management after reviewing the current status of loans which are contractually past due and considering the fair value of the security for the loans.

     Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                                                Six Months      Year
                                                                                  Ended         Ended
                                               Year Ended December 31,          December 31,   June 30,
                                       -------------------------------------    -----------    --------
                                        1996        1995        1994    1993       1992         1992
                                       -----        -----      -----   -----      -----         -----

Balance, beginning of period           $ 462        $ 115      $  89   $  65      $  48         $  38

Provision for loan losses                 50          350         26      25         17            10

Charge-offs:

Residential 1-4 family                     -            -          -       -          -             -

  Consumer                                 1            3          -       1          -             -

Recoveries:

  Residential 1-4 family                   -            -          -       -          -             -

  Consumer                                 -            -          -       -          -             -
                                       -----        -----      -----   -----      -----         -----

Balance, end of period                 $ 511        $ 462      $ 115   $  89      $  65         $  48
                                       =====        =====      =====   =====      =====         =====

Net charge-offs as a % of average
  loans outstanding                        -            -          -       -          -             -

Allowance at period end as a % of
  nonperforming loans                      -            -          -       -          -             -

Allowance at period end as a % of
  nonperforming assets                     -            -          -       -          -             -

Allowance at period end as a % of
  total gross loans                      .57%         .57%       .16%    .15%       .12%          .09%


     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.



                                                                        At December 31,
                            ------------------------------------------------------------------------------------------------------
                                   1996                  1995                 1994                1993                 1992
                            -------------------  -------------------  --------------------  -------------------  ------------------
                                        Amount               Amount                Amount               Amount              Amount

                                          of                   of                    of                   of                  of

                                       Loans to             Loans to              Loans to             Loans to            Loans to

                            Amount of   Gross    Amount of   Gross    Amount of    Gross    Amount of   Gross    Amount of  Gross

                            Allowance   Loans    Allowance   Loans    Allowance    Loans    Allowance   Loans    Allowance  Loans

                            ---------  --------  ---------  --------  ---------   --------  ---------  --------  ---------  -------

Real estate loans:
 Residential
  1-4 family                  $ 138      76.32%     $ 127     77.48&      $ 45      74.91%      $35      75.39%     $26     75.82%

 Residential multifamily
  and nonresidential
  real estate                   153       6.43        138       5.21        23       6.88        19       8.76       15      9.28

 Home equity and
  second mortgage                52       2.78         46       2.67        12       1.96        10       2.39        7      2.73

 Residential construction       128      14.05        115      14.36        24      15.98        16      13.24       11     11.80
                              -----     ------      -----     ------      ----     ------       ---     ------      ---    ------

Total real estate loans         471      99.58        426      99.72       104      99.73        80      99.78       59     99.63

Consumer loans                   40        .42         36        .28        11       0.27         9       0.22        6      0.37
                              -----     ------      -----     ------      ----     ------       ---     ------      ---    ------

Total allowance for loan
 losses                       $ 511     100.00%     $ 462     100.00%     $115     100.00%      $89     100.00%     $65    100.00%
                              =====     ======      =====     ======      ====     ======       ===     ======      ===    ======


INVESTMENT SECURITIES

     Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On December 31, 1996, the carrying value of the Bank's investment securities portfolio totaled $19.6 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, and stock in the FHLB of Atlanta. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA and FHLMC.

     The investment securities portfolio includes interest-bearing deposits of $7.9 million at December 31, 1996 which includes amounts received from the Company's stock offering in connection with the Conversion.

     Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments may be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the interest yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The FASB has issued Statement of Financial Accounting Standards No. 115 (SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Bank has no trading securities. The Bank adopted SFAS 115 on January 1, 1993. The adoption affected only the held-to-maturity and available-for-sale classifications, with the net unrealized securities gains (loss) on the securities available-for-sale of $122,855, net of related deferred taxes of $25,230, reported as a separate component of equity in its financial statements at December 31, 1993. See Note 8 of "Notes to Financial Statements".

     The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances form the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1996, the Bank's investment in stock of the FHLB of Atlanta was $667,000.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. The Bank is also permitted to make certain other securities investments. The Bank's current investment policy states that the Bank's investments will be limited to U.S. Treasury obligations, federal agency securities, mortgage backed securities, municipal securities, corporate notes and time deposits in the FHLB.

     Investment decisions are made by authorized officers of the Bank under policies established by the Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

     The following table sets forth certain information regarding the Bank's interest-bearing deposits and the amortized cost and market values of the Bank's investment and mortgage-backed securities portfolios at the dates indicated.



                                                                        At December 31,
                              --------------------------------------------------------------------------------------------------
                                      1996               1995               1994                1993                1992
                              -----------------  -----------------  -----------------  ----------------   -----------------------
                              Amortized  Market  Amortized  Market  Amortized  Market  Amortized  Market  Amortized   Market
                                Cost     Value     Cost     Value     Cost     Value     Cost     Value     Cost      Value
                              ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------   ------

Interest-bearing
 deposits in other
          financial
          institutions        $7,916     $7,916   $2,737    $2,737   $3,941    $3,941   $9,125    $9,125   $6,971     $6,971

Securities available-
          for-sale:
          Obligations of
           states
            and political
            subdivisions      $2,019     $2,011   $1,629    $1,630   $2,644    $2,521   $    -    $    -   $    -          -
Mutual fudns                     712        712      670       672      616       616        -         -        -          -
                              ------     ------   ------    ------   ------    ------   ------    ------   ------     ------

          Total securities
            available-for-
            sale              $2,731     $2,723   $2,299    $2,302   $3,260    $3,137   $    -    $    -   $    -     $    -
                              ------     ------   ------    ------   ------    ------   ------    ------   ------     ------

Securities held-
          to-maturity:
          U.S. government
            and agency
            securities        $4,753     $4,756   $2,995    $3,016   $4,799    $4,635   $5,013    $5,057   $3,007     $3,086
          Mortgage-backed
            securities         2,983      3,024      274       274      319       334      479       479      898        968
          Obligations of
           states
            and political
            subdivisions                                                  -         -    1,310     1,318      566        561
          Mutual funds                                                    -         -      605       605        -          -
                              ------     ------   ------    ------   ------    ------   ------    ------   ------     ------

Total securities
          held-to-maturity    $7,736     $7,780   $3,236    $3,290   $5,118    $4,969   $7,407    $7,459   $4,471     $4,615
                              ======     ======   ======    ======   ======    ======   ======    ======   ======     ======

(1) The net unrealized gain (loss) at December 31, 1996 and 1995 relates to available for sale securities in accordance with SFAS No. 115. The Net unrealized gain (loss) is represented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "carrying Cost," as reflected in the Statements of Financial Condition.

          The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's interest-bearing deposits, investment and mortgage-backed securities as of December 31, 1996.



                                                     After One Year      After One Year
                                                         through             through
                              One Year or Less         Five Years           Ten Years        After Ten Years          Total
                             ------------------   -------------------   -----------------   ----------------   -------------------
                                       Weighted              Weighted             Weighted            Weighted            Weighted
                             Carrying   Average   Carrying   Average    Carrying  Average   Carrying  Average   Carrying   Average
                              Value      Yield     Value      Yield      Value     Yield     Value     Yield     Value      Yield
                             --------  ---------  --------  ----------  --------  --------  --------  --------  --------  ---------


Interest-bearing deposits
 in other financial
 institutions                 $ 7,916      5.20%    $    -          -%      $  -        -%  $-        %          $ 7,916      5.20%
                              -------      ----   --------  ---------   --------  -------   --------  -------    -------      ----

Securities available-
    for-sale:
    Obligations of
     states and
      political
     subdivisions(1)          $   164      5.90%    $1,088       6.38%      $759     6.16%    $    -        -%   $ 2,011      6.26%
    Mutual funds                  712      5.87          -          -          -        -          -        -        712       587
                              -------      ----     ------       ----       ----     ----     ------     ----    -------      ----

   Total securities
     available-for-sale       $   876      5.88%    $1,088       6.38%      $759     6.16%    $    -         %   $ 2,723      6.16%
                              -------      ----     ------       ----       ----     ----     ------     ----    -------      ----

Securities held-to-
    maturity:
    U.S. government
     and agency
     securities               $ 2,009      6.54%    $2,744       5.59%      $  -        -%    $    -         %   $ 4,753      5.99%
    Mortgage-backed
     securities                                                                               $2,983     7.03%   $ 2,983      7.03
                              -------      ----     ------       ----       ----     ----     ------     ----    -------      ----

     Total securities
      held-to-maturity        $ 2,009      6.54%    $2,744       5.59%      $  -        -     $2,983     7.03%   $ 7,736      6.39%
                              -------      ----     ------       ----       ----     ----     ------     ----    -------      ----


 Total investments, at
   carrying value             $ 2,885      6.34%    $3,832       5.81%      $759    $6.16%    $2,983     7.03%   $10,459      6.33%
                              -------      ----     ------       ----       ----     ----     ------     ----    -------      ----


Total interest-bearing
    deposits and
     investments              $10,801      5.50%    $3,832       5.81%      $759     6.16%    $2,983     7.03%   $18,375      5.84%
                              =======      ====   ========  =========   ========  =======   ========  =======    =======      ====

------------------------

(1) Yields on obligations of states and political subdivisions are not calculated on a tax-equivalent basis.

DEPOSITS AND BORROWINGS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds form other sources. They may also be used on a longer term basis for general business purposes. The Bank has no borrowings outstanding at December 31, 1996; however, it does maintain borrowing capabilities through the FHLB of Atlanta.

     DEPOSITS. On December 31, 1996, 1995 and 1994, the Bank's deposits totaled $66.5 million, $73.0 million and $69.1 million, respectively.

     The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                                            Six Months      Year
                                                                               Ended       Ended
                                   At or For the Year Ended December 31,    December 31,  June 30,
                                  ----------------------------------------
                                      1996       1995       1994      1993      1992        1992
                                    -------     -------    -------   -------  -------     -------
Total deposits at
 beginning of period                $73,035     $69,140    $64,282   $54,475   $52,367    $47,111

Net increase (decrease)
 before interest credited            (9,518)        914      3,021     7,842     1,067      2,138

Interest credited                     3,047       2,981      1,837     1,965     1,041      3,118
                                    -------     -------    -------   -------   -------    -------

Total deposits at end of
 period                             $66,564     $73,035    $69,140   $64,282   $54,475    $52,367
                                    =======     =======    =======   =======   =======    =======


     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal accounts, money market accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising, local radio and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. The vast majority of the Bank's depositors are residents of North Carolina. In the unlikely event the Bank is liquidated following the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholders.


     The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.


                                                                  At December 31,
                                   ------------------------------------------------------------------------------------------
                                                 1996                          1995                            1994
                                   ----------------------------   ----------------------------   ----------------------------
                                            Weighted                       Weighted                       Weighted
                                            Average      % of              Average      % of              Average     % of
                                   Amount     Rate     Deposits   Amount     Rate     Discount   Amount     Rate     Deposit
                                   ------   --------   --------   ------   --------   --------   -------  --------   --------
                                                                         (Dollars In Thousands)
Demand Accounts:

Passbook and statement accounts    $11,377     3.00%     16.06%  $ 9,309     3.00%     12.75%    $11,382   3.00%     16.46%
NOW accounts                         1,514     0.73       2.14     1,762     0.69       2.41       1,592   7.82       2.30
Money market deposit accounts        2,416     2.45       3.41     2,584     2.46       3.54       3,254   2.47       4.71
                                   -------     ----     ------   -------     ----     ------     -------   ----     ------
  Total demand deposits             15,307     2.69      21.61    13,655     2.60      18.70      16,228   3.36      23.47
                                   -------     ----     ------   -------     ----     ------     -------   ----     ------

Time Deposits:
Certified accounts with
 original maturities of:
  3 months or less                   3,786     4.86       5.34     1,253     5.22       1.72         205   5.07       0.30
  3-6 months                         9,205     5.23      12.99     7,823     5.53      10.71       9,285   4.97      13.43
  11-12 months                      17,089     5.40      24.13    21,950     6.11      30.05      16,560   5.07      23.95
  18 months                          5,183     5.59       7.32     5,607     5.98       7.68       5,994   5.07       8.66
  24 months                          3,483     5.98       4.92     4,510     5.97       6.17       4,291   5.45       6.21
  30 months                         16,781     6.16      23.69    18,235     6.00      24.97      16,566   5.63      23.96
  60 months                              -        -          -         -        -          -          11   8.00       0.02
                                   -------     ----     ------   -------     ----     ------     -------   ----     ------

   Total certificates               55,527     5.62      78.39    59,378     5.96      81.30      52,912   5.26      76.53
                                   -------     ----     ------   -------     ----     ------     -------   ----     ------

   Total deposits                  $70,834     4.99%    100.00%  $73,033     5.33%    100.00%    $69,140   4.81%    100.00%
                                   =======     ====     ======   =======     ====     ======     =======   ====     ======

     As of December 31, 1996, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $5.1 million.


                                               At
                                        December 31, 1996
                                        -----------------

(In Thousands)

3 Months or less                              $1,989
Over three months through 6 months             1,264
Over 6 months through 12 months                1,032
Over 12 months                                   860
                                              ------
 Total                                        $5,145
                                              ======


     BORROWINGS. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and its authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank has not had any outstanding borrowings from the FHLB of Atlanta or any other source in the last five years.

SUBSIDIARIES

     The Bank is the only subsidiary of the Company. The Bank has no subsidiaries.

COMPETITION

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds for short-term money market securities and other corporate and government securities. At December 31, 1996 there were at least six other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At December 31, 1996, the Bank had a deposit market share of approximately 27% in Davie County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans form other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

     As of December 31, 1996, the Bank had 18 full-time employees. All full-time employees of the Bank are covered as a group for basic hospitalization, including major medical, dental, accidental death and dismemberment insurance as well as life and long term disability insurance. Optional medical and dental insurance is available for dependents which must be partially paid by the employee. In addition, in connection with the Conversion, the Bank adopted an employment stock ownership plan which will provide benefits to the Bank's employees.

     Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.


FEDERAL INCOME TAXATION

     Savings institutions such as the Bank are subject to the taxing provisions of the Code, for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 34%.

     For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

     The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. This limitation precluded the Bank from taking a bad debt deduction in its 1996 and 1995 tax returns. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

     In order to qualify for the percentage of income method, an institution had to have at least 60% of its net assets as "qualifying assets" which generally included, cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing loans.

     Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1996, 1995 and 1994.

     Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as a item of taxable income increased by the amount of
income tax imposed on the inclusion.   Dividends not in excess of earnings and
profits accumulated since December 31, 1951 will not require inclusion in part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt
reserve.   Distribution in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at December 31, 1996 includes approximately $2.6 million for which no provision for federal income tax has been made. See Note 12 to "Notes to Financial Statements".

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At December 31, 1996, the Bank had no post-1987 excess reserves. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997.

     The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

     The Bank's federal income tax returns have not been audited in over ten years.

State Taxation

     Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina.

     The North Carolina corporate tax rate will drop to 7.50% in 1997, 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.

                           SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

     GENERAL. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BLHCA"), the Company will become subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquired more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the 1991 Banking Law, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF of the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company will be registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of 10% of its net worth during a rolling 12 month period. Also, no stock repurchases may be made for at least one year after Conversion unless approved by the Administrator, who may approve such repurchases only upon a finding that the safety and soundness of the Bank would not be adversely affected thereby.

     CAPITAL ADEQUACY GUIDELINES FOR HOLDING COMPANIES. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or
(ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

FEDERAL SECURITIES LAW. The Company has registered its Common Stock with the SEC pursuant to Section 12(b) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

REGULATION OF THE BANK

     GENERAL. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations form time to time.

     The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina state-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition
include:   (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates;
(ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf or an affiliate.

     Further, current federal law has extended to saving banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders based on underwriting standards not less stringent than those applied in comparable transactions with other persons and made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

     INSURANCE OF DEPOSIT ACCOUNTS.  The FDIC administers two separate deposit
insurance funds.   The SAIF maintains a fund to insure the deposits of
institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC") prior to the enactment of FIRREA, and the BIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA. The Bank is a member of the SAIF of the FDIC.

     As a SAIF-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced its uniform assessment rate with a transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each SAIF member is based on the institution's assessment risk classification, which will be determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

     As a result of subsequent changes to the assessment schedule, financial institutions such as the Bank that are members of the SAIF, are currently required to pay higher deposit insurance premiums than financial institutions which are members of the BIF (primarily commercial banks), because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. This had created a disparity between SAIF and BIF assessments. Annual assessments for BIF members in the lowest risk categories are now only $2,000. For the years ended December 31, 1996 and 1995, the Bank's federal deposit insurance premium expense was approximately $125,000 and $158,000, not including a one time special SAIF assessment totaling $456,000 for the year ended December 31, 1996. The FDIC has noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     A comprehensive continuing appropriations bill enacted on September 30, 1996 reduced this premium differential between BIF-and SAIF-insured institutions but did not eliminate it. As a result of this legislation, it is now anticipated that, beginning on January 1, 1997, BIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 1.3 cents per $100 of insured domestic deposits and SAIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 6.4 cents per $100 of insured domestic deposits. This premium differential is expected to exist until at least January 1, 1999.

     The above-described comprehensive continuing appropriations bill enacted on September 30, 1996 also provided for a one-time assessment on SAIF members to recapitalize the SAIF. The assessment was equal to 65.7 cents per each $100 of insured domestic deposits. Such premium had the effect of immediately reducing the capital of SAIF-member institutions by the amount of the assessment. SAIF-member institutions were allowed to amortize the expense of the one-time assessment over a period of years. The one-time assessment, was based on the Bank's deposits as of March 31, 1995, and was approximately $456,000 on a before tax basis and was paid prior to December, 1996. This one-time assessment to recapitalize the SAIF had an adverse effect on the operating expenses and results of operations of the bank during the quarter ended September 30, 1996.

     COMMUNITY REINVESTMENT ACT. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low-and moderate-income neighborhoods. During the Bank's last compliance examination, which was performed by the FDIC under the old CRA regulations in January 1994, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

     The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," needs to improve" or "substantial noncompliance". A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance."

     CAPITAL REQUIREMENTS APPLICABLE TO THE BANK. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsold condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31,1996, the Bank had a leverage ratio of 25.90%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At December 31, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     The 1991 Banking Law required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

     The FDIC has adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and exchange rate contracts. Under the rule, savings banks are permitted to net positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial statements.

     LOANS-TO-ONE-BORROWER. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale or real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $1.3 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     LIMITATIONS ON RATES PAID FOR DEPOSITS. Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or
roll such deposits over.   The definitions of "well capitalized," "adequately
capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the 1991 Banking Law.

     FEDERAL HOME LOAN BANK SYSTEMS. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, of 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of approximately $667,000.

     FIRREA has had the effect of reducing the dividends that the Bank receives on its stock in the FHLB of Atlanta. During fiscal 1996 and 1995, the Bank recorded dividend income of $46,900 and $40,500 respectively, with respect to its FHLB of Atlanta stock. FIRREA requires the FHLB to contribute a certain amount of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that the Bank will receive reduced dividends on its FHLB of Atlanta stock in future periods.

     FEDERAL RESERVE SYSTEMS. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1996, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     RESTRICTIONS ON ACQUISITIONS. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control generally is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the saving bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the bank or its underwriters or the selling group acting on its behalf or
(ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Company and the Bank or the Boards of Directors of the Company and the Bank support the acquisition, (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, and will be a source of financial strength to the Company and the Bank; and (iii) the public interests will not be adversely affected.

     LIQUIDITY. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1996, the Bank's liquidity ratio,calculated in accordance with North Carolina regulations, was approximately 10.14%.

     ADDITIONAL LIMITATIONS ON ACTIVITIES. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

     IMPACT OF THE 1991 BANKING LAW. The 1991 Banking Law became effective on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and provided for expanded regulation of depository institutions and their affiliates, including bank holding companies.

     The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     To facilitate the early identification of problems, the 1991 Banking Law required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC issued a final rule, effective July 2, 1993, implementing those provisions. The rule, among other things, requires that management of institutions with $500 million or more in assets report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

     The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Moreover, the 1991 Banking Law, as modified by the Federal Housing Enterprises Financial Security and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards (but not dollar levels of compensation) for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal stockholders. The federal banking agencies have issued final regulations, effective August 9, 1995, implementing these standards in accordance with the 1991 Banking Law. Those agencies have also issued a joint advance notice of proposed rule making soliciting comments on the addition of asset quality and earnings guidelines to these safety and soundness standards.

     The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete. The effect of the 1991 Banking Law on the Bank has not yet been fully ascertained.

     INTERSTATE BRANCHING. A bank or savings bank holding company and its subsidiaries are currently prohibited from acquiring any voting shares of, or interest in, any banks or savings banks located outside of the state in which the operations of the savings bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. However, in September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act permitted adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. In addition, states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions.   States
may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or savings bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

     The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in North Carolina in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Bank.

     The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in Section 39 of the 1991 Banking Law which required the banking regulatory agencies to write regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else those agencies determined to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to write guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies with regard to prescribing standards for banks' asset quality, earnings and stock valuation.

     The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12 month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. A North Carolina state-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     In connection with the Conversion, the Company and the Bank have agreed with the FDIC that, during the first year after the Conversion, the Bank will not pay any dividend or make any other distribution to its stockholder which represents, is characterized as or is treated for federal tax purposes as, a return of capital.

     OTHER NORTH CAROLINA REGULATIONS. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular annual examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on an alternating basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, and unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves ins the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

ITEM 2.  PROPERTIES

     At December 31, 1996, the Company conducted its business from its two offices in Mocksville and Advance, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1996. All properties are owned by the Company.

                                    Net Book Value     Deposits
Address                              of Property    (In Thousands)
-------                             --------------  --------------

Mocksville:                               $ 67,947        $54,112
232 South Main Street
Mocksville, North Carolina 27028

Advance:                                  $637,943        $12,452
5361 U.S. Highway 158
Advance, North Carolina 27006

     The Bank's management considers the property to be in very good condition. The total net book value of the Bank's furniture, fixtures, equipment and vehicles on December 31, 1996 was $193,661.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    See the information under the section captioned "Capital Stock" in the Company's 1996 Annual Report, which section is incorporated herein by reference. See "Item 1, BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is set forth in the table captioned "Selected Financial Data" in the Company's 1996 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 5 through 17 in the Company's 1996 Annual Report which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The consolidated financial statements of the Bank set forth on pages 18 through 40 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 1996 and subsequent interim period.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors-General" and "-Executive officers" contained in the Proxy Statement, which sections are incorporated herein by reference.

    The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

    The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" and "-Executive Compensation" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" contained in the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1 Consolidated Financial Statements are contained in the Bank's 1996 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference

         (a)  Independent Auditors' Report

         (b) Consolidated Balance Sheets as of December 31, 1996 and 1995

         (c) Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

         (d) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

         (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

         (f) Notes to Consolidated Financial Statements

14(a)2  Financial Statement Schedules

      All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3  Exhibits
          Exhibit (3)(i)                             Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-80085) filed on
                                                     December 5, 1995 and amended on January 31, 1996 and February 8, 1996

          Exhibit (3)(ii)                            Bylaws, incorporated herein by reference to Exhibit 3.2 of the Company's
                                                     Registration Statement on Form S-1 (No. 33-80085) filed on December 5, 1995 as amended January 31, 1996 and February 8, 1996

          Exhibit (4)                                Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (No. 33-80085) filed on
                                                     December 5, 1995 and amended on January 31, 1996 and February 8, 1996

          Exhibit (10)(ii)(a)                        Stone Street Bancorp, Inc. Stock Option Plan

          Exhibit (10)(ii)(b)                        Mocksville Savings Bank, Inc., SSB Management Recognition Plan

          Exhibit (10)(ii)(c)                        Employment Agreeemnt between Mocksville savings Bank, Inc., SSB and J.
                                                     Charles Dunn, incorporated herein by  reference to Exhibit 10.2 of the
                                                     Company's Registration Statement on Form  S-1 (No. 33-80085) filed on
                                                     December 5, 1996 and amended on January 31, 1996 and February 8, 1996

          Exhibit (11)                               Statement Regarding Computation of Per Share Earnings

          Exhibit (12)                               Statement Regarding Computation of Ratios

          Exhibit (13)                               Portions of 1996 Annual Report to Security Holders

          Exhibit (21)                               Subsidiaries of the Registrant

          Exhibit (27)                               Financial Data Schedule


14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 STONE STREET BANCORP, INC.

Date:  March 27, 1997        By:  /s/ J. Charles Dunn
                                  ____________________________________________
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                              Title                      Date
---------                                                         -----


/s/ J. Charles Dunn                President and Director     March 27, 1997
----------------------             (Principal Executive
J. Charles Dunn                    Officer)

/s/ Allen W. Carter
----------------------             Senior Vice President      March 27, 1997
Allen W. Carter


/s/ Marjorie D. Foster             Vice President and         March 27, 1997
----------------------             Controller (Principal
Marjorie D. Foster                 Financial Officer and
                                   Principal Accounting
                                   Officer)

/s/ Robert B. Hall
----------------------             Director                   March 27, 1997
Robert B. Hall

/s/ William F. Junker
----------------------             Director                   March 27, 1997
William F. Junker

/s/ Donald G. Bowles
----------------------             Director                   March 27, 1997
Donald G. Bowles

/s/ J. Roy Harris
----------------------             Director                   March 27, 1997
J. Roy Harris

/s/ Claude R. Horn, Jr.
----------------------             Director                   March 27, 1997
Claude R. Horn, Jr.

/s/ George W. Martin
----------------------             Director                   March 27, 1997
George W. Martin

/s/ Lois C. Shore
----------------------             Director                   March 27, 1997
Lois C. Shore

/s/ Ronald H. Vogler
----------------------             Director                   March 27, 1997
Ronald H. Vogler