Form 10-Q
period 1997-03-31
STONE STREET BANCORP INC
filed 1997-05-13
CIK 1004643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------
                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------  ------------------
Commission file number                       1-14230
                      ---------------------------------------------------------


                           STONE STREET BANCORP, INC.
             (Exact name of registrant as specified in its charter)


               North Carolina                                56-1949352
---------------------------------------------          --------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization                           Identification No.)

                232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
                -------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)
                                      27028
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 (704) 634-5936
              ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes        No
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,825,050 of common stock as of
                                                 -------------------------------
May 8, 1997.
-----------

                          STONE STREET BANCORP, INC.


                                     INDEX

--------------------------------------------------------------------------------

                                                                          PAGE
                                                                          ----
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements:

                Consolidated Statements of Financial Condition -
                March 31, 1997 (Unaudited) and December 31, 1996          1-2

                Consolidated Statements of Operations -
                Three Months Ended March 31, 1997 and 1996 (Unaudited)      3

                Consolidated Statement of Stockholder's Equity
                for the Three Months Ended March 31, 1997
                (Unaudited)                                                 4

                Consolidated Statements of Cash Flows - Three Months
                Ended March 31, 1997 and 1996 (Unaudited)                 5-6


Notes to Consolidated Financial Statements                                  7


ITEM 2.         Management's Discussion and Analysis of
Financial Condition and Results of Operations                               8


PART II.        OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form 8-K                            9


Signatures

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                     MARCH 31,             DECEMBER 31,
                                                                                       1997                     1996
                                                                               ---------------             --------------
                                                                                   (Unaudited)

ASSETS
------

CASH AND DUE FROM BANKS                                                    $            1,355,691      $            1,318,975
INTEREST-BEARING DEPOSITS                                                               6,815,423                   7,916,034
FEDERAL FUNDS SOLD                                                                         78,218                     569,522
INVESTMENT SECURITIES
   Securities held-to-maturity
      (market value-March 31, 1997-$7,600,077;
      December 31, 1996-$ 7,778,450)                                                    7,604,332                   7,736,541
   Securities available for sale,
      at market value                                                                   2,004,225                   2,722,695
                                                                           ----------------------       ---------------------
        Total                                                                           9,608,557                  10,459,236

LOANS RECEIVABLE-Net                                                                   85,078,819                  82,992,351
FEDERAL HOME LOAN BANK STOCK                                                              741,000                     666,900
OFFICE PROPERTIES AND EQUIPMENT-Net                                                       878,066                     899,551
ACCRUED INTEREST RECEIVABLE:
   Investment securities                                                                  128,304                     110,103
   Loans                                                                                  196,428                     200,318
DEFERRED INCOME TAXES                                                                     377,175                     376,214
REFUNDABLE INCOME TAXES                                                                      -                         77,102
PREPAID EXPENSES AND OTHER ASSETS                                                         105,301                      92,485
CASH SURRENDER VALUE OF LIFE INSURANCE                                                    127,978                     127,978
                                                                            -----------------------     ---------------------

TOTAL                                                                      $          105,490,960       $         105,806,769
                                                                            -------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
   Savings Accounts                                                        $            8,457,495       $           8,860,839
   Money Market and NOW Accounts                                                        4,187,579                   3,931,960
   Time, $100,000 and over                                                              5,184,786                   5,144,587
   Other Time                                                                          48,446,914                  48,626,880
                                                                           ----------------------       ---------------------
      Total deposits                                                                   66,276,774                  66,564,266

AMOUNTS PAYABLE UNDER REMITTANCE
   SERVICE AGREEMENT                                                                      454,819                     635,790

ADVANCE PAYMENTS BY BORROWERS FOR
   TAXES AND INSURANCE                                                                     61,748                      36,607
ACCRUED INTEREST PAYABLE                                                                  179,260                     170,072
CASH DIVIDENDS PAYABLE                                                                       -                        401,511
ACCRUED ESOP CONTRIBUTION                                                                    -                        175,000
ACCRUED TAXES PAYABLE                                                                     192,153                        -
ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                                                            520,404                     456,022
                                                                           ----------------------       ---------------------
      TOTAL  LIABILITIES                                                   $           67,685,158       $          68,439,268
                                                                           ----------------------       ---------------------



                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                      MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                               MARCH 31,              DECEMBER 31,
                                                                                 1997                    1996
                                                                          ----------------         -----------------
                                                                            (Unaudited)

STOCKHOLDERS' EQUITY:
   Common Stock, no par value,
      20,000,000 authorized;
      1,825,050 issued and outstanding                                    $     26,332,415         $      26,332,415
   Unearned ESOP shares                                                         (2,077,961)               (2,198,064)
   Preferred stock, no par value
      5,000,000 shares authorized, no shares
      issued and outstanding
   Retained Earnings                                                            13,561,941                13,241,270
   Unrealized loss on securities
      available-for-sale net of
      applicable deferred taxes                                                    (10,593)                   (8,120)
                                                                          ----------------         -----------------
        Total stockholders' equity                                              37,805,802                37,367,501
                                                                          ----------------         -----------------

TOTAL                                                                     $    105,490,960         $     105,806,769
                                                                          ----------------         -----------------

                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
-------------------------------------------------------------------------------

                                      THREE MONTHS    THREE  MONTHS
                                          ENDED           ENDED
                                        MARCH 31,       MARCH 31,
                                          1997             1996
                                       -----------     -----------
                                       (Unaudited)     (Unaudited)
INTEREST INCOME:
Interest and fees on loans             $1,754,882      $1,625,092
Interest on investment:
   U.S. Treasury and
   Government Agency                       70,231          45,372
   Mortgage backed securities              51,464           7,153
   Municipal Securities                    12,640          16,602
   Other interest                         221,147          80,079
                                       ----------      ----------
     Total interest income              2,110,364       1,774,298
                                       ----------      ----------

COST OF FUNDS:
Interest on time deposits                 743,196         880,315
Interest on interest bearing
     demand deposits                       17,761          18,527
Interest on savings deposits               65,347         109,586
Interest on FHLB advances                    -              7,462
                                       ----------      ----------
     Total interest expense               826,304       1,015,890
                                       ----------      ----------

NET INTEREST INCOME                     1,284,060         758,408

PROVISION FOR LOAN LOSSES                  15,000            -
                                       ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             1,269,060         758,408
                                       ----------      ----------

OTHER OPERATING INCOME:
Loan fees and charges                      12,109          10,986
Other fees and commissions                 18,889          12,419
Other - net                                 3,187           2,976
                                       ----------      ----------
     Total other income                    34,185          26,381
                                       ----------      ----------

OTHER OPERATING EXPENSES:
Compensation and related benefits         286,160         256,754
Insurance                                  20,088          43,892
Occupancy and equipment                    81,586         100,643
Other                                      62,654          38,593
                                       ----------      ----------
     Total                                450,488         439,882
                                       ----------      ----------

INCOME BEFORE INCOME TAXES                852,757         344,907

INCOME TAXES                              326,766         140,953
                                       ----------      ----------

NET INCOME                             $  525,991      $  203,954
                                       ==========      ==========
NET INCOME PER SHARE                   $      .29      $      N/A
                                       ==========      ==========

                 See notes to consolidated financial statements

                           STONE STREET BANCORP, SSB
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                   COMMON STOCK              NOTE                     UNREALIZED
                                            --------------------------    RECEIVABLE     RETAINED      HOLDING
                                              SHARES        AMOUNT           ESOP        EARNINGS    GAINS/LOSSES     TOTAL
                                            ----------   -------------   -----------    -----------  ------------  -----------
Balance at December 31, 1996                 1,825,050   $  26,332,415    (2,198,064)    13,241,270      (8,120)   $37,367,501

Repayments of note receivable - ESOP                                         120,103                                   120,103

Net income for three months ended
  March 31, 1997                                                                            525,991                    525,991
Cash dividends paid                                                                        (205,320)                  (205,320)
Unrealized gain (loss) on securities
  available-for-sale, net of
  applicable deferred
  income tax of $3,737                                                                                   (2,473)        (2,473)
                                            ----------   -------------   -----------    -----------  ------------  -----------
Balance at March 31, 1997                    1,825,050   $  26,332,415   $(2,077,961)   $13,561,941     (10,593)   $37,805,802
                                            ----------   -------------   -----------    -----------  ------------  -----------

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                       THREE MONTHS        THREE MONTHS
                                                          ENDED                ENDED
                                                      MARCH 31, 1997       MARCH 31, 1996
                                                      --------------     ----------------
                                                        (Unaudited)         (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                              $   525,991       $   203,954
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                                 21,485            24,803
Provision for loan loss                                      15,000
Decrease (increase) in accrued interest receivable          (14,311)          (61,495)
Decrease (increase) in other assets                         (12,816)          (17,992)
Decrease (increase) in refundable income taxes               77,102            20,912
Increase (decrease) in accounts payable under
  remittance service agreement                             (180,971)        5,732,651
Increase (decrease) in accrued interest payable               9,188             7,243
Increase (decrease) in accounts payable and
  accrued liabilities                                        64,382           143,699
Increase (decrease) in accrued ESOP contribution           (175,000)
Increase (decrease) in cash dividends payable              (401,511)
Increase (decrease) in accrued income taxes                 192,153           120,041
(Increase) decrease in deferred income taxes                   (961)           (3,719)
                                                        -----------       -----------
   Net cash provided by operating
      activities                                            119,731         6,170,097
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                    (2,101,468)       (1,292,253)
(Purchase of) Proceeds from held-to-maturity securities      58,109        (3,020,277)
Proceeds from available-for-sale securities                 715,997
                                                        -----------       -----------
   Net cash provided by (used in) investing
      activities                                         (1,327,362)       (4,312,530)
                                                        -----------       -----------


                 See notes to consolidated inancial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                           THREE MONTHS      THREE MONTHS
                                                              ENDED               ENDED
                                                           MARCH 31, 1997    MARCH 31, 1996
                                                           --------------    --------------
                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                                (287,492)        (3,238,091)
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                           25,141             29,163
Increase (decrease) in Federal Home Loan Bank Advances              -           (1,000,000)
Issuance of common stock                                            -           26,356,602
Decrease in note receivable - ESOP                              120,103
Payment of cash dividends                                      (205,320)
                                                           ------------      -------------
   Net cash provided by financing activities                   (347,568)        22,147,674
                                                           ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (1,555,199)        24,005,241

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   9,804,531          4,898,296
                                                           ------------      -------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                $  8,249,332      $  28,903,537
                                                           ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                 $    817,116      $   1,008,647
                                                           ============      =============

  Income taxes                                             $    441,817      $     273,862
                                                           ============      =============


                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and the consolidated cash flows for the three months ended March 31, 1997 and 1996.

       The accounting policies followed by the Holding Company are set forth in
       Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp, Inc. and its wholly-owned subsidiary, Mocksville Savings Bank, Inc., SSB.

3. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results expected for the full year.

4. The common stock was issued on March 29, 1996; therefore, earnings per share calculations are not applicable for the three month period ended March 31, 1996. Results of operations for the three month periods ended March 31, 1996 represents primarily operations for Mocksville Savings Bank, Inc., SSB and for the three month period ended March 31, 1997 includes operations for both Mocksville Savings Bank, Inc. SSB and the Holding Company, Stone Street Bancorp Inc. The weighted average shares outstanding for the quarter ended March 31, 1997 were 1,825,050 and was used in calculating earnings per share for the three month period ended March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         FINANCIAL CONDITION

         For the three months ended March 31, 1997, total assets decreased $315,809 or .30%. Cash balances remained relatively stable while interest bearing deposits and federal funds decreased $1,591,915 or 18.76% from the December, 1996 level, while investment securities decreased $850,679 or 8.13%. These funds were used to originate loans during the three month period ended March 31, 1997 as evidenced by the $2,086,468 or 2.51% increase in net loans. Deposits decreased $287,492 during the first quarter of 1997 and cash dividends payable of $401,511 at December 31, 1996 were paid to stockholders during the first quarter. Stockholders' equity increased $438,301 or 1.17% over December, 1996. This increase is comprised of the net income of $525,991 during the first quarter and the note receivable payment of $120,103 on the ESOP loan and was reduced by cash dividends declared and paid of $205,320 during the first quarter.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 and 1996

         Net income for the three months ended March 31, 1997 was $525,991 compared to $203,954 for the comparable period in 1996. Total interest income increased $336,066 or 18.94% while total interest expense decreased $189,586 or 18.66%. Net interest income increased $525,652 or 69.31% but was reduced by a $15,000 loan loss provision. The increase in net interest income resulted from interest income earned on stock conversion proceeds invested in loans and interest bearing deposits and lower interest expense due to a reduction in total deposits related to the conversion and also lower interest rates paid on deposits during the period. Other operating income increased from $26,381 in 1996 to $34,185 in 1997 for the three month periods. Other operating expenses increased from $439,882 in 1996 to $450,488 in 1997, an increase of only $10,606 or 2.41%. Income tax expense increased $185,813 to provide taxes for the $525,652 increase in net interest income during the three month period in 1997 compared to 1996.

PART II  -       OTHER INFORMATION

Item 6b.        Reports on Form 8-K

There were no Form 8-K's filed during the First Quarter of 1997.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             STONE STREET BANCORP, INC.





Date:  5/13/97                         By: /s/ J. Charles Dunn
     -----------------                    -------------------------
                                       J. Charles Dunn
                                           President and Chief Executive Officer




Date:  5/13/97                         By: /s/ Marjorie D. Foster
     -----------------                    -------------------------

                                       Marjorie D. Foster
                                          Vice President/Controller