Form 10-Q
period 1997-06-30
STONE STREET BANCORP INC
filed 1997-08-13
CIK 1004643

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

       (Mark One)

            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997
                                                 -------------

                                      OR


            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               ------------  -------------

Commission file number   1-14230
                         -------


                          STONE STREET BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                          56-1949352
--------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)


              232 SOUTH MAIN STREET, MOCKSVILLE, NORTH  CAROLINA
              --------------------------------------------------
                   (Address of principal executive offices)

                                     27028
                                 -------------
                                  (Zip Code)


                                (704) 634-5936
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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


Yes        No
    -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,898,052 OF COMMON STOCK AS
                                                 ----------------------------
OF AUGUST 5, 1997.
------------------

                          STONE STREET BANCORP, INC.

                                     INDEX



                                                                            PAGE
                                                                           -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

         Consolidated Statements of Financial Condition -
         June 30, 1997 (Unaudited) and December 31, 1996                    1-2

         Consolidated Statements of Operations -
         Three Months and Six Months Ended June 30, 1997
         and 1996 (Unaudited)                                                 3

         Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 1997 (Unaudited)                   4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1997 and 1996 (Unaudited)                           5-6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7-8


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                     9


Signatures                                                                   10

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                      -----------------------------------



                                              JUNE 30,        DECEMBER 31,
                                               1997              1996
                                            ------------      ------------
                                             (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                     $  3,130,285      $  1,318,975
INTEREST-BEARING DEPOSITS                      3,835,432         7,916,034
FEDERAL FUNDS SOLD                               861,830           569,522
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-June 30, 1997-$7,747,554;
  December 31, 1996-$ 7,778,450)               7,689,741         7,736,541
 Securities available for sale,
  at market value                              1,849,711         2,722,695
                                            ------------      ------------
   Total                                       9,539,452        10,459,236


LOANS RECEIVABLE-Net                          86,002,710        82,992,351
FEDERAL HOME LOAN BANK STOCK                     741,000           666,900
OFFICE PROPERTIES AND EQUIPMENT-Net              856,632           899,551
ACCRUED INTEREST RECEIVABLE:
 Investment securities                           136,103           110,103
 Loans                                           181,280           200,318
DEFERRED INCOME TAXES                            374,276           376,214
REFUNDABLE INCOME TAXES                          193,702            77,102
PREPAID EXPENSES AND OTHER ASSETS                117,729            92,485
CASH SURRENDER VALUE OF LIFE INSURANCE           144,642           127,978
                                            ------------      ------------
TOTAL                                       $106,115,073      $105,806,769
                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                           $  9,079,921      $  8,860,839
 Money Market and NOW Accounts                 4,120,854         3,931,960
 Time, $100,000 and over                       7,739,103         5,144,587
 Other Time                                   45,834,464        48,626,880
                                            ------------      ------------
  Total deposits                              66,774,342        66,564,266

AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                               313,142           635,790
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                             102,183            36,607
ACCRUED INTEREST PAYABLE                         155,976           170,072
CASH DIVIDENDS PAYABLE                                 -           401,511
RETURN OF CAPITAL DIVIDENDS                    7,592,208                 -
ACCRUED ESOP CONTRIBUTION                         46,422           175,000
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                     512,435           456,022
                                            ------------      ------------
  TOTAL  LIABILITIES                        $ 75,496,708      $ 68,439,268
                                            ============      ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                      -----------------------------------

                                               JUNE 30,      DECEMBER 31,
                                                1997            1996
                                             -----------     -----------
                                             (Unaudited)
STOCKHOLDERS' EQUITY:
Common Stock, no par value,
  20,000,000 authorized;
  1,898,052 issued and outstanding           $20,610,883     $26,332,415
Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
Unearned ESOP shares                          (2,077,961)     (2,198,064)
Nonvested MRP shares                          (1,517,896)
Retained Earnings                             13,606,480      13,241,270
Unrealized loss on securities
  available-for-sale net of
  applicable deferred taxes                       (3,141)         (8,120)
                                            ------------    ------------
     Total stockholders' equity               30,618,365      37,367,501
                                            ------------    ------------
TOTAL                                       $106,115,073    $105,806,769
                                            ============    ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                  THREE MONTHS   THREE  MONTHS    SIX  MONTHS    SIX MONTHS
                                      ENDED          ENDED           ENDED          ENDED
                                     JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                      1997           1996            1997           1996
                                   ----------     ----------      ----------     ----------
                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
INTEREST INCOME:
Interest and fees on loans         $1,803,585     $1,648,718      $3,558,467     $3,273,810
Interest on investment:
 U. S. Treasury and
   Government Agency                   76,292         75,132         146,523        120,504
 Mortgage backed securities            47,593         28,321          99,057         35,474
 Municipal Securities                  12,113         15,279          24,753         31,881
 Other interest                       110,610        314,453         331,757        394,532
                                   ----------     ----------      ----------     ----------
    Total interest income           2,050,193      2,081,903       4,160,557      3,856,201
                                   ----------     ----------      ----------     ----------

COST OF FUNDS:
Interest on time deposits             756,351        800,288       1,499,547      1,680,603
Interest on interest bearing
  demand deposits                      19,306         17,663          37,067         36,190
Interest on savings deposits           64,819         65,082         130,166        174,668
Interest on FHLB advances                -               932            -             8,394
                                   ----------     ----------      ----------     ----------
    Total interest expense            840,476        883,965       1,666,780      1,899,855
                                   ----------     ----------      ----------     ----------

NET INTEREST INCOME                 1,209,717      1,197,938       2,493,777      1,956,346
PROVISION FOR LOAN
  LOSSES                               15,000         15,000          30,000         15,000
                                   ----------     ----------      ----------     ----------

NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                       1,194,717      1,182,938       2,463,777      1,941,346
                                   ----------     ----------      ----------     ----------

OTHER OPERATING INCOME:
Loan fees and charges                  11,337         12,087          23,446         23,073
Other fees and commissions             21,252         14,194          40,141         26,613
Other - net                            19,427          2,811          22,614          5,787
                                   ----------     ----------      ----------     ----------
     Total other income                52,016         29,092          86,201         55,473
                                   ----------     ----------      ----------     ----------

OTHER OPERATING EXPENSES:
Compensation and related benefits     662,671        246,020         948,831        502,774
Insurance                              15,181         39,196          35,269         83,088
Occupancy and equipment                50,174         37,754         131,760        138,397
Other                                 116,493         44,411         179,147         83,004
                                   ----------     ----------      ----------     ----------
     Total                            844,519        367,381       1,295,007        807,263
                                   ----------     ----------      ----------     ----------

INCOME BEFORE INCOME
  TAXES                               402,214        844,649       1,254,971      1,189,556

INCOME TAXES                          144,144        305,345         470,910        446,298
                                   ----------     ----------      ----------     ----------

NET INCOME                         $  258,070     $  539,304      $  784,061      $ 743,258
                                   ==========     ==========      ==========      =========

NET INCOME PER SHARE               $      .14     $      .30      $      .43      $     .41
                                   ==========     ==========      ==========      =========

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    --------------------------------------




                                   COMMON STOCK           NOTE      NONVESTED                UNREALIZED
                             -----------------------   RECEIVABLE      MRP       RETAINED      HOLDING
                               SHARES       AMOUNT        ESOP       SHARES      EARNINGS    GAINS(LOSSES)     TOTAL
                             ---------   -----------  -----------  -----------  -----------  ------------   -----------
Balance at
 December 31, 1996           1,825,050   $26,332,415  $(2,198,064)      -       $13,241,270  $     (8,120)  $37,367,501

Net income for six months
 ended June 30, 1997                                                                784,061                     784,061

MRP shares                      73,002     1,870,676                (1,517,896)                                 352,780

Cash dividends paid                                                                (418,851)                   (418,851)

Return of capital
 dividends                                (7,592,208)                                                        (7,592,208)

Payment on ESOP
 note receivable                                          120,103                                               120,103

Change in unrealized
 holding gains (losses),
 net of income taxes of
 $1,220                                                                                             4,979        4,979
                             ---------   -----------  -----------  -----------  -----------  ------------   -----------

Balance at June 30, 1997     1,898,052   $20,610,883  $(2,077,961) $(1,517,896) $13,606,480  $     (3,141)  $30,618,365
                             =========   ===========  ===========  ===========  ===========  ============   ===========


                See notes to consolidated financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                -----------------------------------------------


                                                        SIX MONTHS         SIX MONTHS
                                                          ENDED              ENDED
                                                       JUNE 30, 1997     JUNE 30, 1996
                                                       -------------     -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                               $   784,061       $   743,258
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation                                                 42,919            48,147
 Decrease (increase) in accrued interest receivable           (6,962)          (61,702)
 Decrease (increase) in other assets                        (116,008)           (1,976)
 Decrease (increase) in refundable income taxes             (116,600)            6,734
 Increase (decrease) in notes receivable - ESOP              120,103        (1,083,792)
 Increase (decrease) in cash dividends payable              (401,511)          200,755
 Increase (decrease) in accounts payable under
   remittance service agreement                             (322,648)         (256,629)
 Increase in return of capital dividends                   7,592,208
 (Increase) decrease in accrued interest payable             (14,096)            6,231
 Increase (decrease) in accounts payable and
   accrued liabilities                                       (72,165)           39,495
 (Increase) decrease in deferred income taxes                  1,938           (10,988)
                                                         -----------       -----------
Net cash provided by operating
 activities                                                7,491,239          (370,467)
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                     (3,010,359)       (3,573,539)
Purchase of held-to-maturity securities                     (735,000)       (3,452,669)
Proceeds from maturities of held-to-maturity                 780,504
Proceeds from sale of available-for-sale maturities          879,259
                                                         -----------       -----------
 Net cash provided by (used in) investing
   activities                                            $(2,085,596)      $(7,026,208)
                                                         -----------       -----------



                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                -----------------------------------------------


                                                          SIX MONTHS      SIX MONTHS
                                                            ENDED           ENDED
                                                        JUNE 30, 1997    JUNE 30, 1996
                                                        -------------    -------------
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                           $   210,076      $(4,587,920)
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                         65,576           71,744
Increase (decrease) in Federal Home Loan Bank Advances              -       (1,000,000)
Issuance of common  stock                                     352,780       26,131,659
Return of capital dividends                                (7,592,208)
Cash dividends paid                                          (418,851)
                                                          -----------      -----------
Net cash provided by financing activities                  (7,382,627)      20,615,483
                                                          -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (1,976,984)      13,218,808

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 9,804,531        4,898,296
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                               $ 7,827,547      $18,117,104
                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                $ 1,680,876      $ 1,893,624
                                                          ===========      ===========

  Income taxes                                            $   587,510      $   439,584
                                                          ===========      ===========

                See notes to consolidated financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         FINANCIAL CONDITION

         For the six months ended June 30, 1997, total assets increased from approximately $105,807,000 to $106,115,000, a $308,000 increase over
         1996. Interest bearing deposits decreased $4,081,000 or 51.55% while investment securities decreased $920,000 or 8.79%. The cash flow provided by these assets was used to fund the $3,010,000 or 3.63% increase in loans during the six month period. The Bank announced a $4.00 per share return of capital dividend for its stockholders on June 30, 1997, therefore cash balances were maintained high at June 30, 1997 along with interest bearing deposits and federal funds to provide the cash needed to pay this return of capital on July 11, 1997. The Bank's liability for the payment of this return of capital was accrued at June 30, 1997 and totaled approximately $7,592,000.

         Customer deposits increased $210,000 during the six month period. Cash dividends on stock accrued at December, 1996 were paid during the first quarter of 1997 as well as 1997 cash dividends of 11.25 cents per share paid in March and June of 1997. The Bank's Management Recognition Plan was approved by the Stockholders in April, 1997 allowing 4% of the outstanding stock or 73,002 shares to be set aside for this incentive program. The stock vests at a rate of 20% per year to the employees and directors with the initial vesting occurring in May, 1997. The total number of shares outstanding was increased by the 73,002 shares under the MRP Plan with total shares increased from 1,825,050 to 1,898,052 by June 30, 1997.

         Stockholder's equity increased by the net income for the six month period ended June 30, 1997 of $784,061 and equity in the vested shares under the MRP Plan of $352,780 but was decreased by the return of capital dividend of $7,592,208 and cash dividends paid of $418,851. A payment of $120,103 was made on the Note Receivable under the ESOP Plan which also resulted in a net increase in equity for the period. The unrealized loss on available for sale securities was reduced by $5,000 with an improvement in market values during the six month period.


         RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 and 1996

         Net income for the three months ended June 30, 1997 was $258,070 compared to $539,304 for the comparable period in 1996. Total interest income decreased $31,710 or 1.52% while total interest expense decreased $43,489 or 4.92% due to reduced interest rates paid on deposits. Net interest income increased $11,779 for the three month period compared to prior year. Other operating income increased $22,924 due primarily to ATM fees and commissions earned by Stone Street Financial Services, Inc., a subsidiary of the Bank formed in April, 1997, which offers Discount Brokerage Services to customers. Other operating expenses increased from $367,381 in 1996 to $844,519 for the three month period ending June 30, 1997, an increase of $477,138 or 129.88%. This increase is primarily due to a $352,779 increase in compensation expense recognized by the Bank with the implementation of the Management Recognition Plan approved by the Stockholder's in April, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONT.)
         -----------------------------------------------------------------------

         The compensation expense recognized during the three months ended
         June 30,1997 represents 20% vesting in the MRP Plan for 1997 for employees and directors. Other expenses increased $72,082 or 162.31% and includes costs associated with expanding customer services through Stone Street Financial Services Discount Brokerage Program and improving the Bank's lending procedures and improving loan documentation policies. Income tax expense decreased $161,201 as a result of the reduced profitability during the three month period. Earnings per share decreased from $.30 per share to $.14 per share due to reduced profitability for the quarter resulting from recognition of compensation related to employee incentive program.

         Six Months Ended June 30, 1997 and 1996

         Net income for the six months ended June 30, 1997 was $784,061 compared to $743,258 in 1996. Interest income increased $304,356 or 7.89% due primarily to the $7,332,602 increase in loan balances since June, 1996 combined with interest earned on the $26,332,000 of funds brought in through the stock conversion in 1996. Interest expense decreased from $1,899,855 in 1996 to $1,666,780 in 1997 a $233,075 or 12.27% decrease during the comparable six month periods. This decrease is the result of a $1,672,960 decrease in deposits since June, 1996 combined with lower rates paid on deposits in 1997. Net interest income after considering a $15,000 increase in the loan loss provision for the two six month periods, increased $522,431 or 26.91%. Other operating income increased $30,728 due to increases in ATM fees and commission income earned by the Bank's newly formed subsidiary.

         Other operating expenses increased from $807,263 to $1,295,007, a $487,744 or 60.42% increase. The largest increase in operating expenses occurred in compensation and related benefits which increased $446,057 due to the implementation of employee benefit plans. The compensation expense related to the Bank's Management Recognition Plan totaled $352,780 for the six month period with all of this expense recognized in the three months ended June 30, 1997 when the first year vesting of 20% occurred. The Bank's expense for its contribution to the Employee Stock Option Plan, the ("ESOP") totaled $91,493 for the six month period ended June 30, 1997. Other expenses increased $96,143 and includes costs of implementing new customer programs, automating documentation processes and improving internal control systems. Income tax expense increased $24,612 as the Bank's profitability for the six month period increased in 1997 compared to 1996. Earnings per share increased from $.41 per share in 1996 to $.43 per share in 1997.

PART II - OTHER INFORMATION

Item 6b.  Reports on Form 8-K


          A Form 8-K was filed during the Second Quarter of 1997 which declared that the Board of Directors of Stone Street Bancorp, Inc. declared dividends totaling $4.00 for each share of the Corporation's issued and outstanding common stock to stockholders of record on June 30, 1997 which was paid on July 11, 1997.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 STONE STREET BANCORP, INC.



Date:  8/12/97                          By: /s/ J. Charles Dunn
     -------------------------             -------------------------------------
                                           J. Charles Dunn
                                           President and Chief Executive Officer



Date:  8/12/97                          By: /s/ Marjorie D. Foster
      ------------------------             -------------------------------------
                                           Marjorie D. Foster
                                           Controller