Form 10-Q
period 1997-09-30
STONE STREET BANCORP INC
filed 1997-11-14
CIK 1004643

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED             SEPTEMBER 30, 1997
                               ----------------------------------------------

                                      OR


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    --------------------

Commission file number                   1-14230
                         -----------------------------------------------------



                          STONE STREET BANCORP, INC.

            (Exact name of registrant as specified in its charter)


      NORTH CAROLINA                                 56-1949352
--------------------------------           ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization


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


                                (704) 634-5936
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   1,898,052 OF COMMON STOCK AS
                                                  -----------------------------
OF  NOVEMBER 7, 1997.
---------------------

                          STONE STREET BANCORP, INC.

                                     INDEX
--------------------------------------------------------------------------------

                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

         Consolidated Statements of Financial Condition -
         September 30, 1997 (Unaudited) and December 31, 1996      1-2

         Consolidated Statements of Operations -
         Three Months and Nine Months Ended September 30, 1997
         and 1996 (Unaudited)                                        3

         Consolidated Statement of Stockholders' Equity
         for the Nine Months Ended September 30, 1997 (Unaudited)    4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1997 and 1996 (Unaudited)             5-6

Notes to Consolidated financial Statements                           7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8-9


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                           10


Signatures                                                          11

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                 ------------    ------------
                                                  (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                         $  1,572,174     $  1,318,975
INTEREST-BEARING DEPOSITS                            625,247        7,916,034
FEDERAL FUNDS SOLD                                 1,112,970          569,522
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-September 30,1997-$7,192,836;
  December 31, 1996-$ 7,778,450)                   7,028,303        7,736,541
 Securities available for sale,
  at market value                                  1,852,775        2,722,695
                                                ------------     ------------
   Total                                           8,881,078       10,459,236

LOANS RECEIVABLE-Net                              89,580,180       82,992,351
FEDERAL HOME LOAN BANK STOCK                         741,000          666,900
OFFICE PROPERTIES AND EQUIPMENT-Net                  835,260          899,551
ACCRUED INTEREST RECEIVABLE:
 Investment securities                               142,549          110,103
 Loans                                               303,199          200,318
DEFERRED INCOME TAXES                                373,438          376,214
REFUNDABLE INCOME TAXES                              123,446           77,102
PREPAID EXPENSES AND OTHER ASSETS                    335,859           92,485
CASH SURRENDER VALUE OF LIFE INSURANCE               146,105          127,978
                                                ------------     ------------
TOTAL                                           $104,772,505     $105,806,769
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                               $  9,335,233     $  8,860,839
 Money Market and NOW Accounts                     4,178,410        3,931,960
 Time, $100,000 and over                           5,590,965        5,144,587
 Other Time                                       47,616,324       48,626,880
                                                ------------     ------------
  Total deposits                                  66,720,932       66,564,266

ADVANCES FROM FEDERAL HOME LOAN BANK STOCK         5,050,000           -
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                   680,684          635,790
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                                 128,257           36,607
ACCRUED INTEREST PAYABLE                             227,269          170,072
CASH DIVIDENDS PAYABLE                                  -             401,511
ACCRUED ESOP CONTRIBUTION                            112,500          175,000
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                         874,003          456,022
                                                ------------     ------------
   TOTAL  LIABILITIES                           $ 73,793,645     $ 68,439,268
                                                ============     ============




                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                   SEPTEMBER 30,  1997 AND DECEMBER 31, 1996
                   -----------------------------------------


                                                  SEPTEMBER 30,  DECEMBER  31,

                                                       1997           1996
                                                  -------------  -------------
                                                   (Unaudited)
STOCKHOLDERS' EQUITY:
 Common Stock, no par value,
  20,000,000 unauthorized;
  $1,898,052 issued and outstanding               $ 20,610,883   $ 26,332,415
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Unearned ESOP shares                               (1,892,449)    (2,198,064)
 Nonvested MRP shares                               (1,517,896)         -
 Retained Earnings                                  13,779,305     13,241,270
 Unrealized loss on securities
  available-for-sale net of
  applicable deferred taxes                               (983)        (8,120)
                                                  ------------   ------------
    Total stockholders' equity                      30,978,860     37,367,501
                                                  ------------   ------------
TOTAL                                             $104,772,505   $105,806,769
                                                  ============   ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                     THREE MONTHS   THREE  MONTHS   NINE  MONTHS    NINE MONTHS
                                         ENDED           ENDED         ENDED           ENDED
                                     SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                         1997           1996           1997            1996
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                     -------------  -------------   -------------   -------------
INTEREST INCOME:
Interest and fees on loans              $1,861,654     $1,672,828      $5,420,121      $4,946,638
Interest on investment:
 U. S. Treasury and
   Government Agency                        69,894         70,253         216,417         190,757
 Mortgage backed securities                 47,501         51,798         146,558          87,272
 Municipal Securities                       11,055         12,636          35,808          44,517
 Other interest                            109,384        278,704         441,141         673,236
                                        ----------     ----------      ----------      ----------
     Total interest income               2,099,488      2,086,219       6,260,045       5,942,420
                                        ----------     ----------      ----------      ----------

COST OF FUNDS:
Interest on time deposits                  751,838        775,237       2,251,385       2,455,840
Interest on interest bearing
  demand deposits                           17,787         18,260          54,854          54,450
Interest on savings deposits                70,512         66,696         200,678         241,364
Interest on FHLB advances                   50,200             75          50,200           8,469
                                        ----------     ----------      ----------      ----------
     Total interest expense                890,337        860,268       2,557,117       2,760,123
                                        ----------     ----------      ----------      ----------

NET INTEREST INCOME                      1,209,151      1,225,951       3,702,928       3,182,297
PROVISION FOR LOAN
  LOSSES                                    15,000         15,000          45,000          30,000
                                        ----------     ----------      ----------      ----------

NET INTEREST INCOME
  AFTER PROVISION FOR
  LOAN LOSSES                            1,194,151      1,210,951      3,657,928       3,152,297
                                        ----------     ----------     ----------      ----------

OTHER OPERATING INCOME:
Loan fees and charges                       12,266         14,232         35,712          37,305
Other fees and commissions                  19,571         14,313         59,712          40,926
Other - net                                  4,715          2,872          7,279           8,659
                                        ----------     ----------     ----------      ----------
     Total other income                     36,552         31,417        102,703          86,890
                                        ----------     ----------     ----------      ----------

OTHER OPERATING EXPENSES:
Compensation and related
 benefits                                  405,024        214,924      1,353,855         717,698
Insurance                                   14,366        503,429         49,635         586,517
Occupancy and equipment                     65,186         63,941        196,946         202,338
Other                                      119,516         64,606        278,613         147,610
                                        ----------     ----------     ----------      ----------
     Total                                 604,092        846,900      1,879,049       1,654,163
                                        ----------     ----------     ----------      ----------

INCOME BEFORE INCOME
  TAXES                                    626,611        395,468      1,881,582       1,585,024

INCOME TAXES                               240,257        126,674        711,167         572,972
                                        ----------     ----------     ----------      ----------

NET INCOME                              $  386,354     $  268,794     $1,170,415      $1,012,052
                                        ==========     ==========     ==========      ==========

NET INCOME PER SHARE                          $.20           $.15           $.63            $.55
                                        ==========     ==========     ==========      ==========

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                 COMMON STOCK           NOTE      NONVESTED                  UNREALIZED
                            ----------------------   RECEIVABLE      MRP        RETAINED       HOLDING
                              SHARES      AMOUNT        ESOP       SHARES       EARNINGS   GAINS (LOSSES)     TOTAL
                            ---------  -----------  -----------  -----------  -----------  --------------  -----------
Balance at
 December 31, 1996          1,825,050  $26,332,415  $(2,198,064)              $13,241,270         $(8,120) $37,367,501

Net income for nine months
 ended September 30, 1997                                                       1,170,415                    1,170,415

MRP shares                     73,002    1,870,676               $(1,517,896)                                  352,780

Cash dividends paid                                                              (632,380)                    (632,380)

Return of capital
 dividends                              (7,592,208)                                                         (7,592,208)

Payment on ESOP
 note receivable                                        305,615                                                305,615

Change in unrealized
 holding gains (losses),
 net of income taxes of
 $382                                                                                               7,137        7,137
                            ---------  -----------  -----------  -----------  -----------  --------------  -----------

Balance at
  September 30, 1997        1,898,052  $20,610,883  $(1,892,449) $(1,517,896) $13,779,305  $         (983) $30,978,860
                           ==========  ===========  ===========  ===========  ===========  ==============  ===========

                See notes to consolidated financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                     NINE MONTHS       NINE MONTHS
                                                        ENDED             ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997              1996
                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $ 1,170,415      $ 1,012,052
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                               64,291           39,206
 Provision for loan loss                                    45,000           30,000
 Decrease (increase) in accrued interest receivable       (135,327)        (126,926)
 Decrease (increase) in other assets                      (261,501)         107,045
 Decrease (increase) in refundable income taxes            (46,344)        (198,443)
 Increase (decrease) in cash dividends payable            (401,511)         200,756
 Increase (decrease) in accounts payable under
  remittance service agreement                              44,894          269,463
 Increase (decrease) in accrued interest payable            57,197           28,390
 Increase (decrease) in accounts payable
  and accrued liabilities                                  355,481          417,709
 Decrease (increase) in deferred income taxes                2,776           (7,683)
                                                       -----------      -----------
Net cash provided by (used in) operating
 activities                                                895,371        1,771,569
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                   (6,632,829)      (5,235,965)
Purchase of held-to-maturity securities                          -       (4,685,008)
Proceeds from sale of available for sale securities        877,057          450,709
Proceeds from maturities of held-to-maturity
 securities                                                708,238             -
Purchase of FHLB stock                                     (74,100)            -
                                                       -----------      -----------
Net cash provided by (used in) investing
 activities                                            $(5,121,634)     $(9,470,264)
                                                       -----------      -----------




                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           NINE MONTHS         NINE MONTHS
                                                              ENDED               ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                              1997                1996
                                                          -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                           $   156,666          $(6,217,794)
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                         91,650              103,824
Purchase of ESOP shares                                                         (2,107,764)
Cash dividends paid                                          (632,380)            (401,510)
Increase (decrease) in Federal Home Loan Bank Advances      5,050,000           (1,000,000)
Issuance of common  stock                                        -              26,332,414
Return of capital dividends                                (7,592,208)                -
Payment on ESOP note receivable, net                          305,615                 -
Issuance of vested MRP shares                                 352,780                 -
                                                          -----------          -----------
Net cash provided by (used in)  financing activities       (2,267,877)          16,709,170
                                                          -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (6,494,140)           9,010,475

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 9,804,531            4,898,296
                                                          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 3,310,391          $13,908,771
                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                $ 2,499,920          $ 2,731,733
                                                          ===========          ===========

  Income taxes                                            $   757,511          $   771,415
                                                          ===========          ===========




                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of September 30, 1997 and 1996, and the results of operations for the nine months ended September 30, 1997 and 1996, and the consolidated cash flows for the nine months ended September 30, 1997 and 1996.

   The accounting policies, followed by the Holding Company are set forth in
   Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp, Inc. and its wholly-owned subsidiary, Mocksville Savings Bank, Inc.,SSB.

3. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results expected for the full year.

4. Earnings per share of common stock has been determined based on the weighted average number of common shares 1,898,052 for the three month period ended September 30, 1997 and 1,863,173 shares for the nine month period ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

FINANCIAL CONDITION

For the nine months ended September 30, 1997, total assets decreased from approximately $105,807,000 to $104,773,000, a $1,034,000 decrease from 1996.
Interest bearing deposits decreased $7,291,000, which helped to fund the return of capital dividends of $7,592,000 in July, 1997. The Bank paid a $4.00 per share return of capital dividend to its stockholders. Investment securities decreased $1,578,158 or 15.1% due to matured investments. Loan balances increased approximately $6,588,000 since December 31, 1996 with a significant portion of the loan growth concentrated in construction and loans secured by commercial real estate. An additional $45,000 was added to the allowance for loan losses during the nine month period in 1997.

Deposit balances increased $156,666 during the nine month period since
December 31, 1996. The Bank borrowed $5,050,000 from the Federal Home Loan Bank of Atlanta to help fund its loan growth during the third quarter of 1997.

Stockholder's equity increased by the net income for the nine month period ended September 30, 1997 of $1,170,415 and equity in the vested shares under the MRP Plan of $352,780 but was decreased by the return of capital dividend of $7,592,208 and cash dividends paid of $632,380. A payment of $305,615 was made on the note receivable under the ESOP Plan resulting in a net increase in equity for the period. The unrealized loss on available for sale securities was reduced by $7,137 with an improvement in market values during the nine month period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

Net income for the three months ended September 30, 1997 was $386,354 compared to $268,794 for the comparable period in 1996. Total interest income increased $13,269, or less than 1% while total interest expense increased $30,069 or 3.5% due to the $5,050,000 borrowing from the FHLB during the quarter. Net interest income decreased $16,800 for the three month period compared to the prior year. Other operating income increased $5,135 due primarily to ATM fees and commissions earned by Stone Street Financial Services, Inc., a subsidiary of the Bank formed in April, 1997, which offers Discount Brokerage Services to customers. Other operating expenses decreased from $846,900 in 1996 to $604,092 for the three month period ending September 30, 1997, a decrease of $242,808 or 28.7%. This decrease is a combination of an increase in compensation expense of $190,100 with the implementation of the Management Recognition Plan approved by the Stockholders in April, 1997, offset by a $489,063 decrease in insurance expense. In September, 1996, deposit insurance premiums included a $423,000 charge due to the special one time assessment by the FDIC.

Other expenses increased $54,910 or 84.99% and includes costs associated with expanding customer services through Stone Street Financial Services Discount Brokerage Program and improving the Bank's lending procedures and improving loan documentation policies. Income tax expense increased $113,583 as a result of the improved profitability during the three month period. Earnings per share increased from $.15 per share to $.20 per share due to the improved profitability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CON'T)
         -----------------------------------------------------------------------

Nine Months Ended September 30, 1997 and 1996

Net income for the nine months ended September 30, 1997 was $1,170,415 compared to $1,012,052 in 1996. Interest income increased $317,625 or 5.35% due primarily to the $6,588,000 increase in loan balances combined with interest earned on the $26,332,000 of funds generated through the stock conversion in 1996. Interest expense decreased from $2,760,123 in 1996 to $2,557,117 in 1997, a $203,006 or 7.35% decrease during the comparable nine month period. This decrease is the result of lower rates paid on deposits in 1997. Net interest income after considering a $45,000 increase in the loan loss provision for the comparable nine month periods, increased $505,631 or 16.1%. Other operating income increased $15,813 due to increases in ATM fees and commission income earned by the Bank's newly formed subsidiary.

Other operating expenses increased from $1,654,163 to $1,879,049, a $224,886 or 13.60% increase. The largest increase in operating expenses occurred in compensation and related benefits which increased $636,157 due to the implementation of employee benefits plans. The compensation expense recognized during the nine months ended September 30, 1997 was $352,780 and represents 20% vesting in the MRP Plan for 1997 for employees and directors. The Bank's expense for its contribution to the Employee Stock Option Plan, the "ESOP", totaled $157,571 for the nine month period ended September 30,1997. The increase in compensation and related benefits was offset by the $536,882 decrease in FDIC deposit premiums. In September, 1996 the Bank incurred the special one time assessment of $423,000. Other expenses increased $131,003 and includes costs of implementing new customer programs, automating documentation processes and improving internal control systems. Income tax expense increased $138,195 as the Bank's profitability for the nine month period increased. Earnings per share increased from $.55 per share year to date in 1996 to $.63 per share year to date in 1997.

PART II  -   OTHER INFORMATION

Item 6b.  Reports on Form 8-K


There were no Form 8-K's filed during the Quarter Ended September 30, 1997.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.


Date: November 13, 1997                 By: /s/ J.Charles Dunn
     ---------------------------           -------------------------------------
                                           J.Charles Dunn
                                           President and Chief Executive Officer

Date: November 13, 1997                 By: /s/ Marjorie D. Foster
     ---------------------------           -------------------------------------
                                           Marjorie D. Foster
                                           Controller