Form 10-K
period 1997-12-31
STONE STREET BANCORP INC
filed 1998-03-27
CIK 1004643

--------------------------------------------------------------------------------
                                 UNITED STATES
                        SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997
                                            -----------------

                        Commission file number  1-14230
                                               ---------

                          STONE STREET BANCORP, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                              56-1949352
    ------------------------------        ------------------------------------
    State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization

      232 South Main Street
    Mocksville, North Carolina                           27028
-------------------------------------                  ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (336) 751-5936
                                                   --------------

      Securities Registered Pursuant to Section 12(b) of the Act:   None
                                                                 ----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                       -------------------------------
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing. $31,363,444 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on March 18, 1998.
-------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,898,052 shares of common
                                                  --------------------------
stock, no par value, outstanding at March 18, 1998.
---------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report of Stone Street Bancorp, Inc. for the year ended December 31, 1997, (the "1997 Annual Report") are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1998, Annual Meeting of Shareholders of Stone Street Bancorp, Inc. to be held on April 21, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.

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

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 232 South Main Street, Mocksville, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal source of income is earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. The Company did not commence operations until March 29, 1996 and conducted business from that date through the year ended December 31, 1996 in its first year. The following general business discussion pertains primarily to Mocksville Savings.

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

Asset/Liability Management

     Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument. Further, it is not currently subject to foreign currency exchange rate risk or commodity price risk. The stock in the FHLB of Atlanta does not have equity price risk because it is issued only to members and is redeemable for its $100 par value. The following table illustrates quantitative sensitivity to interest rate risk for financial instruments other than cash and cash equivalents, FHLB stock and demand accounts for the Bank as of December 31, 1997.

                                             Maturing in Years Ended December 31,
                                 ------------------------------------------------------------
                                             1999-    2001-       2003-
                                   1998      2000     2002        2007   Thereafter   Total
                                 --------  -------- --------    -------- ----------  --------
                                                   (Dollars in Thousands)
     Assets
     ------
Loans receivable:
   Amount                        $ 3,837   $   516  $ 3,643     $ 34,885  $ 50,086  $ 92,967
   Average interest rate            9.48%     8.95%    8.40%        7.79%     7.71%     7.82%
Mortgage-backed securities:
   Amount                            -         -        -            -       2,400     2,400
   Average interest rates            -  %      -  %     -  %         -  %     7.38%     7.38%
Investment Securities:
   Amount                          3,839       740      -            764       -       5,343
   Average interest rates           5.63%     5.22%     -  %        6.28%      -  %     5.67%

   Liabilities
   -----------
Deposit Certificate Accounts:
   Amount                         38,474    11,667    2,938          -         -      53,079
   Average interest rates           5.55%     5.84%    5.71%         -  %      -  %     5.62%
FHLB Advances:
   Amount                          7,800       -        -            -         -       7,800
   Average interest rates           6.50%      -  %     -  %         -  %      -  %     6.50%

     Qualitative Aspects of Market Risk.  One of the Bank's principal financial
     -----------------------------------
objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective has been to increase the interest-rate sensitivity of the Bank's assets by originating loans with interest rates subject to periodic repricing to market conditions and shortening the term of its fixed rate loans to 20 years and including a 10 year call in all other fixed rate residential real estate loans. Accordingly, the Bank has emphasized the origination of home equity loans adjustable rate mortgage loans, shorter term fixed rate residential loans with call provisions, short term and adjustable-rate commercial loans, and consumer loans for retention its portfolio.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during the periods of rising interest rates but decrease during periods of falling interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but decrease during periods of falling interest rates.

     The Bank's Board of Directors has formulated in Interest Rate Risk Management policy designed to promote long-term profitability while managing interest-rate risk. The Board of Directors has established an Asset/Liability Committee which consists primarily of the management team of the Bank. This committee meets periodically and reports to the Board of Directors quarterly concerning asset/liability policies, strategies and the Bank's current interest rate risk position. The committee's first priority is to structure and price the Bank's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates.

     Management's principal strategy in managing the Bank's interest rate risk has been to maintain short and intermediate term assets in the portfolio, including one and three year adjustable rate mortgage loans, as well as increased levels of commercial and consumer loans, which typically are for short or intermediate terms and carry higher interest rates than residential mortgage loans. In addition, in managing the Bank's portfolio of investment securities and mortgage-backed and related securities, management seeks to purchase securities that mature on a basis that approximates as closely as possible the estimated maturities of the Bank's liabilities or purchase securities that have adjustable rate provisions. The Bank does not engage in hedging activities.

     In addition to shortening the average repricing of its assets, the Bank has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities. This policy is blended with management's strategy for reducing the overall balance in certificate accounts in order to reduce the Bank's interest expense.

     There have been no significant changes in the Bank's primary market risk
     ------------------------------------------------------------------------
exposures or methods for managing those exposures since December 31, 1997.
--------------------------------------------------------------------------

     Our Board of Directors is responsible for reviewing our asset and liability policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Our management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

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

Lending Activities

     General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of single family homes located in its primary market area. The Bank also makes loans secured by multi-family residential properties, improved nonresidential real estate, construction loans, loans secured by undeveloped real estate, unsecured loans, and other personal property, mobile home loans, savings account loans and other loans. Over 99.3% of the Bank's net loan portfolio is secured by real estate. As of December 31, 1997, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1997, the Bank's largest single outstanding loan had a balance of approximately $1,270,400. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $93.0 million at December 31, 1997 representing 86.01% of Mocksville's total assets at such date. At December 31, 1997, 78.72% of Mocksville's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity and subordinate lien loans represented 2.88% of the Bank's net loan portfolio, and nonresidential real estate loans represented 10.27% of the Bank's net loan portfolio on such date.

     As part of its interest rate risk management program, the Bank continues to offer adjustable rate mortgage loans to its customers. As of December 31, 1997, the Bank had approximately $1,247,000 of adjustable rate mortgage loans outstanding.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                      At December 31,
                               ----------------------------------------------------------------------------------------
                                     1997               1996              1995              1994              1993
                               ----------------------------------------------------------------------------------------

                                           % of             % of              % of              % of              % of
                               Amount     Total   Amount   Total    Amount   Total    Amount   Total    Amount   Total
                               -------   ------  -------  ------   -------  -------  -------- -------  --------  ------
                                                                 (Dollars in Thousands)
Real estate loans:

 Residential
 1-4 family..................  $76,894   82.71%  $67,844   81.75%  $63,329   84.33%  $54,321   82.34%  $45,724   81.81%

 Residential multi-
  family and
  nonresidential
  real estate................    9,541   10.26     5,716    6.88     4,260    5.67     4,987    7.56     5,312    9.50
 Other subordinate
  lien loans.................    2,675    2.88     2,473    2.98     2,185    2.91     1,423    2.16     1,447    2.59

 Residential
  construction...............    8,571    9.22    12,492   15.05    11,735   15.63    11,589   17.56     8,033   14.37
                               -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Total real estate
  loans:                        97,681  105.07    88,525  106.66    81,509  108.54    72,320  109.62    60,516  108.27
                               -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Other installment
  loans......................      632     .68       372     .45       222     .30       197    0.30       133    0.24
                               -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

Less:

 Unearned fees and
 discounts...................    1,058    1.14     1,009    1.22       962    1.29     1,095    1.66       711    1.27

 Loans in process............    3,718    4.00     4,385    5.28     5,211    6.94     5,334    8.09     3,959    7.08

 Allowance for
  loan losses................      570     .61       511     .61       462     .61       115    0.17        89    0.16
                               -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Total reductions............    5,346    5.75     5,905    7.11     6,635    8.84     6,544    9.92     4,759    8.51
                               -------  ------   -------  ------   -------  ------   -------  ------   -------  ------

 Total loans
  receivable net               $92,967  100.00%  $82,992  100.00%  $75,096  100.00%  $65,973  100.00%  $55,890  100.00%
                               =======  =======  =======  =======  =======  =======  =======  =======  =======  =======


     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1997. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due over the contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments, however, it does include scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $18.1 million, $16.2 million and $12.2 million in fiscal years ended December 31, 1997, 1996 and 1995, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                At December 31, 1997
                             ----------------------------------------------------------

                                        Over 1     Over 3    Over 5
                             One Year  Year to    Years to  Years to   Over 10
                             Or less   3 Years    5 Years   10 Years    Years    Total
                             --------  -------    -------   --------   -------  -------
Mortgage loans:
 Fixed rate 1-4 family
  residential                $   89    $  475     $ 2,934   $31,027   $45,154  $79,679

 Adjustable rate 1-4 family
  residential                 1,247         -           -         -         -    1,247

 Adjustable home equity
 loans                        2,438         -           -         -         -    2,438

 Other fixed rate loans           1        41         709     3,858     4,932    9,541

Other loans                     632         -           -         -         -      632

Less:
 Allowance for loan losses     (570)        -           -         -         -     (570)
                             ------    ------     -------   -------   -------  -------

                             $3,837    $  516     $ 3,643   $34,885   $50,086  $92,967
                             ======    ======     =======   =======   =======  =======

     The following table sets forth the dollar amount at December 31, 1997 of all loans maturing or repricing on or after December 31, 1998.

                                                                    Fixed   Adjustable
                                                                    Rates     Rates
                                                                   -------  ----------
                                                                     (In Thousands)

 Mortgage loans                                                    $79,590   $       -

 Other loans                                                         9,540           -
                                                                   -------   ---------

                                                                   $89,130   $       -
                                                                   =======   =========

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

     Substantially all of the one-to-four family residential mortgage loans originated by the Bank have a fixed rate of interest because there is very little demand for adjustable rate loans in the Bank's market area. As a result, Mocksville limits the term of substantially all of its fixed rate residential real estate loans to a shorter term, 20 years, and, includes a 10-year call provision in all other fixed rate residential real estate loans over 20 years.

     The Bank has instituted a new marketing program in which all of the Bank's loan officers visit local realtors to promote the Bank's residential mortgage products.

     The table below sets forth the Bank's loan origination, purchase activity and loan portfolio repayment experience during the periods indicated.

                                                      December 31,
                                             ------------------------------

                                                 1997       1996       1995
                                             --------   --------   --------
                                                      (In Thousands)


Loans receivable, net beginning of period    $ 82,992   $ 75,096   $ 65,973

Loan originations:

 Residential 1-4 family                        12,575     11,880      7,812

 Residential multifamily and
  nonresidential real estate                    4,772      1,730      1,736

 Home equity and second mortgage                1,038        901      1,005

 Residential construction                       7,975      8,412     10,117

 Consumer                                       1,195        410        469
                                             --------   --------   --------

  Total loan originations                      27,555     23,333     21,439

Principal repayments                          (18,139)   (16,167)   (12,225)

Other changes, net                                559        730        (91)
                                             --------   --------   --------

Increase in loans receivable                    9,975    (15,437)   (12,316)
                                             --------   --------   --------

Loans receivable, net, end of period         $ 92,967   $ 82,992   $ 75,096
                                             ========   ========   ========

     One-to-Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance single family homes. The Bank also makes loans secured by two-to-four family residential properties. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Davie County, North Carolina and in contiguous counties. On December 31, 1997, approximately 78.72% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans 4.42% had adjustable interest rates.

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

     Multifamily Residential and Nonresidential Real Estate Lending. On December 31, 1997, the Bank had $9.5 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately of 10.27% of its net loan portfolio as of that date. Most of these loans are secured by land, church properties, apartments and commercial real estate, and normally have fixed interest rates.

     The loans generally do not exceed 75% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As a result, the Bank has re-evaluated its nonresidential lending policies and revised its commercial loan underwriting procedures in order to, among other things, improve loan documentation. As of December 31, 1997, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $1,270,400. This loan was performing in accordance with the original loan contract. See "-Lending Activities-Nonperforming Assets and Asset Classification."

     Home Equity Lines of Credit and Subordinate Lien Loans. At December 31, 1997, the Bank had approximately $2.6 million in home equity and other subordinate lien loans, representing approximately 2.88% of its net loan portfolio. Of this amount, $2.4 million was composed of home equity line of credit loans. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments of 2% of the outstanding balance or $100, whichever is greater. These loans mature in fifteen years. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank may require title insurance in connection with these loans, but in the past only required opinions of title from attorneys. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks
associated with changes in the borrower's financial condition.   The Bank
intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio has assisted the institution in improving the interest sensitivity of its assets and liabilities because home equity liens of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

     Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on December 31, 1997 was approximately $8.6 million, representing approximately 9.22% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them; some were made to builders who were constructing properties for sale. Loans made to individual property owners and builders are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed interest rates having terms similar to other one-to-four family residential loans.

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

     Other Installment Loans. In addition to the loans described above, the Bank also offers loans which are primarily secured by savings deposits held by the Bank or which are unsecured. As of December 31, 1997, the Bank had approximately $186,100 of such loans outstanding, representing approximately 2.00% of its net loan portfolio.

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

     Loan Solicitation, Processing and Underwriting. Loan originations were derived from a number of sources such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

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

     The Bank has developed the following lending thresholds to approve loans. All loans, regardless of type, are approved based on the following lending limits, assuming the loan meets all of the Bank's underwriting guidelines. Loan officers may approve loans up to $85,000. The Senior Vice President of lending approves loans from $85,000 to $100,000. The President and Senior Vice President of the bank have the authority to approve loans from $100,000 to $150,000. The Bank's Directors' Loan Committee, which is composed of its President and three outside directors appointed by the Chairman of the Board, approve loans from $150,000 to $250,000. All remaining loan requests over $250,000 up to the legal lending limit of the bank must be approved by the bank's full Board of Directors.

     Normally, upon approval of a residential mortgage loan application, Mocksville gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of December 31, 1997, the Bank had $4.1 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $2.1 million in unfunded commitments for unused lines of credit and letters of credit.

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

     Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrowers, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1997, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

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

                                                                At December 31,
                                              --------------------------------------------------
                                                 1997       1996      1995      1994      1993
                                              ---------  ---------  --------  --------  --------
                                                             (Dollars in Thousands)

Total nonaccrual loans
 Mortgage loans delinquent 90 days or more    $       -  $       -  $      -  $      -  $      -
 Consumer loans delinquent 90 days or more            -          -         -         -         -

Real estate owned                                     -          -         -         -         -
                                              ---------  ---------  --------  --------  --------
 Total non-performing assets                  $       -  $       -  $      -  $      -  $      -
                                              =========  =========  ========  ========  ========

Accruing loans, delinquent 90 days or more    $     295  $     423  $    201  $    280  $    292
                                              =========  =========  ========  ========  ========

Non-performing loans to total loans               0.00%      0.00%     0.00%     0.00%     0.00%
Non-performing assets to total assets             0.00%      0.00%     0.00%     0.00%     0.00%
Total assets                                  $ 108,092  $ 105,807  $ 87,751  $ 81,560  $ 75,826
Total loans, net                              $  92,967  $  82,992  $ 75,097  $ 65,973  $ 55,890

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

     As of December 31, 1997, the Bank had approximately $295,000 of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 1997, the Bank had no loans in the "special mention" category.

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

     The following table sets forth at December 31, 1997, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":


                             Special Mention List          Substandard                 Doubtful                    Loss
                           -----------------------   -----------------------   -----------------------   -----------------------
                             Number       Amount       Number       Amount       Number       Amount       Number       Amount
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (In Thousands)
Real estate loans:
 Residential 1-4 family             -   $        -            6   $      295            -   $        -            -   $        -
 Residential multifamily
  and nonresidential
  real estate                       -            -            -            -            -            -            -            -
Home equity and second
  mortgage                          -            -            -            -            -            -            -            -
Residential construction            -            -            -            -            -            -            -            -
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Total real estate loans         -            -            6   $      295            -            -            -            -
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Consumer loan                       -            -            -            -            -            -            -            -
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total                               -   $        -            6   $      295            -   $        -            -   $        -
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------


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

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.


                                            Year Ended December 31,
                                     --------------------------------------
                                      1997    1996    1995    1994    1993
                                     ------  ------  ------  ------  ------
Balance, beginning of period         $ 511   $ 462   $ 115   $  89   $  65

Provision for loan losses               60      50     350      26      25

Charge-offs:

Residential 1-4 family                   -       -       -       -       -

Consumer                                 1       1       3       -       1

Recoveries:

Residential 1-4 family                   -       -       -       -       -

Consumer                                 -       -       -       -       -
                                     -----   -----   -----   -----   -----

Balance, end of period               $ 570   $ 511   $ 462   $ 115   $  89
                                     =====   =====   =====   =====   =====

Net charge-offs as a % of average
loans outstanding                        -       -       -       -       -

Allowance at period end as a % of
nonperforming loans                      -       -       -       -       -

Allowance at period end as a % of
nonperforming assets                     -       -       -       -       -

Allowance at period end as a % of
 total gross loans                     .58%    .57%    .57%    .16%    .15%


     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                                            At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                        1997                1996                1995                1994                1993
                                 ------------------- ------------------- ------------------- ------------------- -------------------
                                           Amount of           Amount of           Amount of           Amount of           Amount of
                                           Loans to            Loans to            Loans to            Loans to            Loans to
                                 Amount of   Gross   Amount of   Gross   Amount of   Gross   Amount of   Gross   Amount of   Gross
                                 Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Real estate loans:
 Residential
  1-4 family                     $     154    78.21% $     138    76.32% $     127    77.48% $      45    74.91% $      35    75.39%

 Residential multifamily
  and nonresidential
  real estate                          171      9.71       153      6.43       138      5.21        23      6.88        19      8.76

 Home equity and
  second mortgage                       58      2.72        52      2.78        46      2.67        12      1.96        10      2.39

 Residential construction              143      8.72       128     14.05       115     14.36        24     15.98        16     13.24
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------

Total real estate loans                526     99.36       471     99.58       426     99.72       104     99.73        80     99.78

Consumer loans                          44       .64        40       .42        36       .28        11      0.27         9      0.22
                                 --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
 losses                          $     570 $ 100.00% $     511   100.00% $     462   100.00% $     115   100.00% $      89   100.00%
                                 ========= ========= ========= ========= ========= ========= ========= ========= ========= =========


Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On December 31, 1997, the carrying value of the Bank's investment securities portfolio totaled $10.4 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, and stock in the FHLB of Atlanta. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA and FHLMC.

     The investment securities portfolio includes interest-bearing deposits of $2.5 million at December 31, 1997. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments may be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the interest yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

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

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances form the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1997, the Bank's investment in stock of the FHLB of Atlanta was $741,000.

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

                                  1997               1996              1995              1994               1993
                          -----------------  -----------------  -----------------  -----------------  -----------------
                          Amortized  Market  Amortized  Market  Amortized  Market  Amortized  Market  Amortized  Market
                            Cost     Value     Cost     Value     Cost     Value     Cost     Value     Cost     Value
                          ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------
Interest-bearing
 deposits in other
 financial
 institutions                $2,701  $2,701     $7,916  $7,916     $2,737  $2,737     $3,941  $3,941     $9,125  $9,125

Securities available-
 for-sale:
 Obligations of states
  and political
  subdivisions               $1,854  $1,859     $2,019  $2,011     $1,629  $1,630     $2,644  $2,521     $    -  $    -

 Mutual funds                     0       0        712     712        670     672        616     616          -       -
                             ------  ------     ------  ------     ------  ------     ------  ------  ---------  ------
 Total securities
  available-for-
  sale                       $4,555  $4,555     $2,731  $2,723     $2,299  $2,302     $3,260  $3,137     $    -  $    -
                             ======  ======     ======  ======     ======  ======     ======  ======  =========  ======
Securities held-
 to-maturity:
 U.S. government
  and agency
  securities                 $3,489  $3,494     $4,753  $4,756     $2,995  $3,016     $4,799  $4,635     $5,013  $5,057

 Mortgage-backed
  securities                  2,400   2,446      2,983   3,024        274     274        319     334        479     479

 Obligation of State
  and political
  subdivisions                    -       -          -       -          -       -          -       -      1,310   1,318
 Mutual funds                     -       -          -       -          -       -          -       -        605     605
                             ------  ------     ------  ------     ------  ------     ------  ------  ---------  ------
Total securities
 held-to-maturity            $5,889  $5,940     $7,736  $7,780     $3,236  $3,290     $5,118  $4,969     $7,407  $7,459
                             ======  ======     ======  ======     ======  ======     ======  ======  =========  ======

(1) The net unrealized gain (loss) at December 31, 1997 and 1996 relates to available for sale securities in accordance with SFAS No. 115. The Net unrealized gain (loss) is represented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

  The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's interest-bearing deposits, investment and mortgage-backed securities as of December 31, 1997.

                                                  After One Year Through   After Five Years Through
                              One Year or Less         Five Years                 Ten Years
                             ------------------   ----------------------   ------------------------
                                       Weighted              Weighted                     Weighted
                             Carrying  Average    Carrying    Average      Carrying       Average
                              Value     Yield      Value      Yield         Value          Yield
                             --------  --------   --------   --------      --------       --------
Interest-bearing deposits
 in other financial
 institutions                $  2,701      6.00%  $   -          -   %     $  -               -    %
                             --------  --------   --------   --------      --------        --------

Securities available-
 for-sale:
 Obligations of states
  and political
  subdivisions(1)            $  1,090      5.96%  $   -          -   %     $    764            6.28%
 Mutual funds
  Total securities
  available-for-sale         $  1,090      5.69%  $   -          -   %     $    764            6.28%
                             --------  --------   --------   --------      --------        --------

Securities held-to-
 maturity:
 U.S. government and
  agency securities          $  2,749      5.59%  $    740       5.22%     $  -               -    %
 Mortgage-backed
  securities                        -         -       -          -            -               -
                             --------  --------   --------   --------      --------        --------
  Total securities
   held-to-maturity          $  2,749      5.59%  $    740       5.22%     $  -               -    %
                             --------  --------   --------   --------      --------        --------

Total investments, at
 carrying value              $  3,839      5.63%  $    740       5.22%     $    764        $   6.28%
                             ========  ========   ========   ========      ========        ========

Total interest-bearing
 deposits and
 investments                   $6,540      5.78%  $    740       5.22%     $    764            6.28%
                             ========  ========   ========   ========      ========        ========



                                After Ten Years           Total
                              -------------------  -------------------
                                        Weighted              Weighted
                              Carrying   Average    Carrying   Average
                               Value     Yield      Value      Yield
                              --------  --------   --------   --------
Interest-bearing deposits
 in other financial
 institutions                 $  -          -   %  $  2,701       6.00%
                              --------  --------   --------   --------

Securities available-
 for-sale:
 Obligations of states
  and political
  subdivisions(1)             $  -          -   %  $  1,854       6.10%
 Mutual funds
  Total securities
  available-for-sale          $  -          -   %  $  1,854       6.10%
                              --------  --------   --------   --------

Securities held-to-
 maturity:
 U.S. government and
  agency securities           $  -          -   %  $  3,489       5.52%
 Mortgage-backed
  securities                  $  2,400      7.38%  $  2,400       7.38
                              --------  --------   --------   --------
  Total securities
   held-to-maturity           $  2,400      7.38%  $  5,889       6.28%
                              --------  --------   --------   --------

Total investments, at
 carrying value               $  2,400      7.38%  $  7,743       6.24%
                              ========  ========   ========   ========

Total interest-bearing
 deposits and
 investments                  $  2,400      7.38%  $ 10,444       6.19%
                              ========  ========   ========   ========

------------
(1) Yields on obligations of sates and political subdivisions are not calculated on a tax-equivalent basis.

Deposits and Borrowings

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank had borrowings outstanding of $7.8 million at December 31, 1997 with the FHLB of Atlanta. The borrowings are due by December 31, 1998 and have a weighted average rate of 6.50%.

     Deposits. On December 31, 1997, 1996 and 1995, the Bank's deposits totaled $67.0 million, $66.5 million and $73.0 million, respectively.

     The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                 At or For the Year Ended December 31,
                             ---------------------------------------------
                               1997      1996     1995     1994     1993
                             --------  --------  -------  -------  -------
Total deposits at
 beginning of period         $66,564   $73,035   $69,140  $64,282  $54,475

Net increase (decrease)
 before interest credited     (2,713)   (9,518)      914    3,021    7,842

Interest credited              3,122     3,047     2,981    1,837    1,965
                             -------   -------   -------  -------  -------

Total deposits at end of
 period                      $66,973   $66,564   $73,035  $69,140  $64,282
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

     The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.


                                                                        At December 31,
                             ----------------------------------------------------------------------------------------------------

                                          1996                            1996                                   1995
                             -----------------------------     --------------------------------    ------------------------------
                                        Weighted                         Weighted                              Weighted
                                         Average    % of                  Average        % of                  Average     % of
                              Amount      Rate    Deposits     Amount      Rate        Deposits    Amount        Rate    Deposits
                             -------    --------  --------     ------    --------      --------    ------      --------  --------
                                                                   (Dollars in Thousands)
Demand Accounts:

Passbook and statement
 accounts                     $9,189      3.00%     13.72%    $11,377      3.00%        16.06%     $9,309        3.00%     12.75%
NOW accounts                   2,242       .61       3.35       1,514      0.73          2.14       1,762        0.69       2.41
Money market deposit
 accounts                      2,463      2.46       3.68       2,416      2.45          3.41       2,584        2.46       3.54
                             -------      ----     ------     -------      ----        ------     -------        ----     ------
  Total demand deposits       13,894      2.61      20.75      15,307      2.69         21.61      13,655        2.60      18.70
                             -------      ----     ------     -------      ----        ------     -------        ----     ------

Time Deposits:
Certified accounts with
 original maturities of:
  3 months or less             1,348      4.80       2.01       3,786      4.86          5.34       1,253        5.22       1.72
  3-6 months                   7,894      5.33      11.79       9,205      5.23         12.99       7,823        5.53      10.71
  11-12 months                14,924      5.53      22.28      17,089      5.40         24.13      21,950        6.11      30.05
  13 months                    3,494      5.94       5.22
  18 months                    4,908      5.74       7.33       5,183      5.59          7.32       5,607        5.98       7.68
  24 months                    3,508      5.70       5.24       3,483      5.98          4.92       4,510        5.97       6.17
  25 months                    2,017      5.84       3.01
  30 months                   14,986      5.71      22.37      16,781      6.16         23.69      18,235        6.00      24.97
                             -------      ----     ------     -------      ----        ------     -------        ----     ------

   Total certificates         53,079      5.62      79.25      55,527      5.62         78.39      59,378        5.96      81.30
                             -------      ----     ------     -------      ----        ------     -------        ----     ------

     Total deposits          $66,973      4.88%    100.00%    $70,834      4.99%       100.00%    $73,033        5.33%    100.00%
                             =======      ====     ======     =======      ====        ======     =======        ====     ======


     As of December 31, 1997, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $5.5 million.


                                                   At
                                           December 31, 1997
                                           ------------------

                                             (In Thousands)

3 Months or less                                 $1,181
Over three months through 6 months                1,494
Over 6 months through 12 months                   1,708
Over 12 months                                    1,131
                                                 ------
 Total                                           $5,514
                                                 ======


     Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and its authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At December 31, 1997 the Bank had outstanding borrowings from the FHLB of Atlanta totaling $7,800,000. These borrowings have a weighted average rate of 6.50% and mature by December 31, 1998.

Subsidiaries

     The Bank is the only subsidiary of the Company. The Bank has one wholly-owned subsidiary, Stone Street Financial Services, Inc. which was established in 1997 to provide investment discount brokerage services to the public.

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds for short-term money market securities and other corporate and government securities. At December 31, 1997 there were at least six other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At December 31, 1997, the Bank had a deposit market share of approximately 27% in Davie County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

     As of December 31, 1997, the Bank had 20 full-time employees. All full-time employees of the Bank are covered as a group for basic hospitalization, including major medical, dental, accidental death and dismemberment insurance as well as life and long term disability insurance. Optional medical and dental insurance is available for dependents which must be partially paid by the employee. In addition, in connection with the Conversion, the Bank adopted an employment stock ownership plan which will provide benefits to the Bank's employees.

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

     The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. This limitation precluded the Bank from taking a bad debt deduction in its 1997 and 1996 tax returns. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

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

     Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1997, 1996 and 1995.

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

1997 includes approximately $2.6 million for which no provision for federal income tax has been made. See Note 8 to "Notes to Financial Statements".

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At December 31, 1997, the Bank had no post-1987 excess reserves. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997.

     The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions
include, but are not limited to, the following:   (i) the excess of the bad debt
deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future years to reduce regular federal income tax liability.
The Bank has not been subject to the AMT in recent years.

     The Bank's federal income tax returns have not been audited in over ten years.

State Taxation

     Under North Carolina law, the corporate income tax is 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) appraised valuation of property in North Carolina.

The North Carolina corporate tax rate will drop to 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the 1991 Banking Law, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii)the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Regulation of the Bank

     General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations form time to time.

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

     Further, current federal law has extended to saving banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be based on underwriting standards not less stringent than those applied in comparable transactions with other persons and be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

     Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital "well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

     Pursuant to the DIF Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating or "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, which was performed by the FDIC under the new CRA regulations in October 1997, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsold condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1997, the Bank had a leverage ratio of 25.92%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At December 31, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

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

     As of December 31, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1.3 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank Systems. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of approximately $741,000.

     FIRREA has had the effect of reducing the dividends that the Bank receives on its stock in the FHLB of Atlanta. During fiscal 1997 and 1996, the Bank recorded dividend income of $52,600 and $46,900 respectively, with respect to its FHLB of Atlanta stock. FIRREA requires the FHLB to contribute a certain amount of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that the Bank will receive reduced dividends on its FHLB of Atlanta stock in future periods.

     Federal Reserve Systems. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control generally is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 10%.

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

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized", "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order of written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) total risk-based capital ratio of less that 8%,
(ii) a Tier I risk-based capital ratio or less than 4% of (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1997, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

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

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994,.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or savings bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     Restrictions on Benefit Plans. FDIC regulations provide that for a period of one year from the date of the Conversion, the Bank may not implement or adopt a stock option plan or restricted stock plan, other than a tax-qualified plan or ESOP, unless: (1) the plans are fully disclosed in the Conversion proxy soliciting and stock offering material, (2) all such plans are approved by a majority of the Company's stockholders prior to implementation and no earlier than six months following the Conversion, (3) for stock option plans, the exercise price must be at least equal to the market price of the stock at the time of grant, and (4) for restricted stock plans, no stock issued in connection with the Conversion may be used to fund the plan.

     The FDIC regulations provide that, in reviewing plans submitted to the stockholders within one year after the consummation of the Conversion, the FDIC will presume that excessive compensation will result if stock based benefit plans fail to satisfy percentage limitations on management stock-based benefit plans set forth in the regulations of the Office of Thrift Supervision ("OTS"). Those regulations provide that (1) for stock option plans, the total number of shares for which options may be granted may not exceed 10% of the shares issued in the Conversion, (2) for restricted stock plans, the shares issued may not exceed 3% of the shares issued in the Conversion (4% for institutions with tangible capital of 10% or greater after the Conversion), (3) the aggregate amount of stock purchased by the ESOP shall not exceed 10% (8% for well-capitalized institutions utilizing a 4% restricted stock plan), (4) no individual employee may receive more than 25% of the available awards under any plan, and (5) directors who are not employees may not receive more than 5% individually or 25% in the aggregate of the awards under any plan. The awards and grants to be made under the Management Recognition Plan ("MRP") and Stock Option Plan will conform to these requirements if such plans are submitted for stockholder approval within one year after the Conversion is consummated.

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

     In connection with the Conversion, the Company and the Bank had agreed with the FDIC that, during the first year after the Conversion, the Bank would not pay any dividend or make any other distribution to its stockholder which represents, is characterized as or is treated for federal tax purposes as, a return of capital. Subsequent to this one year period, in July, 1997 the Company did pay a special dividend representing a $4.00 return of capital to its stockholders.

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

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

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

     Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Company conducted its business from its two offices in Mocksville and Advance, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1997. All properties are owned by the Company.

                                      Net Book Value          Deposits
            Address                     of Property        (In Thousands)
            -------                  ----------------     ----------------
Mocksville:                              $  55,583           $   54,638
232 South Main Street
Mocksville, North Carolina 27028

Advance:                                 $ 612,621           $   12,335
5361 U.S. Highway 158
Advance, North Carolina 27006

     The Bank's management considers the property to be in very good condition. The total net book value of the Bank's furniture, fixtures, equipment and vehicles on December 31, 1997 was $155,361.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    See the information under the section captioned "Capital Stock" in the Company's 1997 Annual Report, which section is incorporated herein by reference. See "Item 1, BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is set forth in the table captioned "Selected Financial Data" in the Company's 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 16 in the Company's 1997 Annual Report which section is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 16 in the Company's 1997 Annual Report which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The consolidated financial statements of the Bank set forth on pages 17 through 38 of the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 1997 and subsequent interim period.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors-General" and "Executive Officers" contained in the Proxy Statement, which sections are incorporated herein by reference.

    The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

    The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and "Executive Compensation" contained in the Proxy Statement, which sections are incorporated herein by reference.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1 Consolidated Financial Statements are contained in the Bank's 1997 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference

            (a)  Independent Auditors' Report

            (b)  Consolidated Balance Sheets as of December 31, 1997 and 1996

            (c) Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

            (d) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

            (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

            (f)  Notes to Consolidated Financial Statements

14(a)2    Financial Statement Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3    Exhibits

          Exhibit (3)(i)    Articles of Incorporation, incorporated herein by
                            reference to Exhibit 3.1 of the Company's
                            Registration Statement on Form S-1 (No. 33-80085) filed on December 5, 1995 and amended on January 31, 1996 and February 8, 1996 (Previously Filed)

          Exhibit (3)(ii)   Bylaws, incorporated herein by reference to Exhibit
                            3.2 of the Company's

                            Registration Statement on Form S-1 (No. 33-80085) filed on December 5, 1995 and amended January 31, 1996 and February 8, 1996 (Previously Filed)

       Exhibit (4)          Specimen Stock Certificate, incorporated herein by
                            reference to Exhibit 4.1 of the Company's
                            Registration Statement on Form S-1 (No. 33-80085) filed on December 5, 1995 and amended on January 31, 1996 and February 8, 1996 (Previously Filed)

       Exhibit (10)(ii)(a)  Stone Street Bancorp, Inc. Stock Option Plan
                            (Previously Filed)

       Exhibit (10)(ii)(b)  Mocksville Savings Bank, Inc., SSB Management
                            Recognition Plan (Previously Filed)

       Exhibit (10)(ii)(c)  Employment Agreement between Mocksville Savings
                            Bank, Inc., SSB and J. Charles Dunn, incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (No. 33-80085) filed on December 5, 1996 and amended on January 31, 1996 and February 8, 1996 (Previously Filed)

       Exhibit (11)         Statement Regarding Computation of Per Share
                            Earnings

       Exhibit (12)         Statement Regarding Computation of Ratios

       Exhibit (13)         Portions of 1997 Annual Report to Security Holders

       Exhibit (21)         Subsidiaries of the Registrant

       Exhibit (23)         Consent of Independent Certified Public Accountants

       Exhibit (27)         Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        STONE STREET BANCORP, INC.

Date:  March 27, 1998               By: /s/ J. Charles Dunn
                                        ---------------------------------------
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                  Title                               Date
---------                  -----                               ----

/s/ J. Charles Dunn        President, Chief Executive Officer  March 27, 1998
-------------------------  and Director
J. Charles Dunn

/s/ Allen W. Carter        Senior Vice President               March 27, 1998
-------------------------
Allen W. Carter

/s/ Marjorie D. Foster     Vice President and Controller       March 27, 1998
-------------------------
Marjorie D. Foster

/s/ Robert B. Hall         Director                            March 27, 1998
-------------------------
Robert B. Hall

/s/ William F. Junker      Director                            March 27, 1998
-------------------------
William F. Junker

/s/ Donald G. Bowles       Director                            March 27, 1998
-------------------------
Donald G. Bowles

/s/ J. Roy Harris          Director                            March 27, 1998
-------------------------
J. Roy Harris

/s/ Claude R. Horn, Jr.    Director                            March 27, 1998
-------------------------
Claude R. Horn, Jr.

/s/ George W. Martin       Director                            March 27, 1998
-------------------------
George W. Martin

/s/ Terry Bralley          Director                            March 27, 1998
-------------------------
Terry B. Bralley

/s/ Ronald H. Vogler       Director                            March 27, 1998
-------------------------
Ronald H. Vogler