Form 10-Q
period 1998-03-21
STONE STREET BANCORP INC
filed 1998-05-13
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -------------------------------------------
                                 OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ______________________

Commission file number                         1-14230
                      ---------------------------------------------------------



                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)



               North Carolina                                56-1949352
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
         or organization                                 Identification No.)



               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (Zip Code)
                                     27028
                    --------------------------------------
             (Registrant's telephone number, including area code)


                                (336) 751-5936
                     ------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes        No
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,864,752 of common stock as
                                                  ----------------------------
of May 12, 1998.
----------------

                          STONE STREET BANCORP, INC.

                                     INDEX

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Financial Statements:

          Consolidated Statements of Financial Condition -
          March 31, 1998 (Unaudited) and December 31, 1997                   1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1998 and 1997
          (Unaudited)                                                          3

          Consolidated Statement of Stockholders' Equity
          for the Three Months Ended March 31, 1998
          (Unaudited)                                                          4

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1998 and 1997 (Unaudited)                   5-6


Notes to Consolidated Financial Statements                                     7


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8


PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                                     9


Signatures                                                                    10

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     1998                     1997
                                                                              -------------------      -------------------
                                                                                   (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                                                       $         2,126,995      $           968,571
INTEREST-BEARING DEPOSITS                                                               3,279,484                2,701,326
FEDERAL FUNDS SOLD                                                                        697,799                1,034,174
INVESTMENT SECURITIES
   Securities held-to-maturity
      (market value-March 31, 1998$4,863,715,
      December 31, 1997 $5,939,928)                                                     4,722,529                5,889,605
   Securities available for sale,
      at market value                                                                   1,636,918                1,858,886
                                                                              -------------------      -------------------
        Total                                                                           6,359,447                7,748,491

LOANS RECEIVABLE-Net                                                                   95,721,657               92,966,627
FEDERAL HOME LOAN BANK STOCK                                                              830,200                  741,000
OFFICE PROPERTIES AND EQUIPMENT-Net                                                       801,452                  823,565
ACCRUED INTEREST RECEIVABLE                                                               323,346                  284,291
DEFERRED INCOME TAXES                                                                     408,987                  412,360
REFUNDABLE INCOME TAXES                                                                         -                  125,460
PREPAID EXPENSES AND OTHER ASSETS                                                         202,689                  140,444
CASH SURRENDER VALUE OF LIFE INSURANCE                                                    145,516                  145,516
                                                                              -------------------       ------------------

TOTAL                                                                         $       110,897,572       $      108,091,825
                                                                              ===================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
   Savings Accounts                                                           $         9,585,170       $        9,189,559
   Money Market and NOW Accounts                                                        4,929,449                4,704,414
   Time, $100,000 and over                                                              5,517,077                4,530,714
   Other Time                                                                          47,724,750               48,548,135
                                                                              -------------------       ------------------
      Total deposits                                                                   67,756,446               66,972,822

ADVANCES FROM FHLB                                                                      9,950,000                7,800,000
AMOUNTS PAYABLE UNDER REMITTANCE
   SERVICE AGREEMENT                                                                      856,658                1,174,961
ADVANCE PAYMENTS BY BORROWERS FOR
   TAXES AND INSURANCE                                                                     62,039                   25,369
ACCRUED INTEREST PAYABLE                                                                  218,045                  144,485
ACCRUED  TAXES PAYABLE                                                                    108,743                     -
ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                                                            883,618                  898,618
                                                                              -------------------       ------------------
      TOTAL  LIABILITIES                                                      $        79,835,549       $       77,016,255
                                                                              ===================       ==================

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                     MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                                   MARCH 31,      DECEMBER 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Common Stock, no par value,
  20,000,000 authorized;  March 31, 1998 -
  1,898,052 issued and 1,880,752 outstanding;
  December 31, 1997 - 1,898,052
  issued and outstanding                         $ 20,610,883     $ 20,610,883
 Unearned ESOP shares                              (1,859,376)      (1,947,573)
 Unamortized deferred compensation                 (1,517,896)      (1,517,896)
 Retained Earnings                                 14,174,625       13,927,634
 Unrealized gain on securities
  available-for-sale net of
  applicable deferred taxes                             7,180            2,522
                                                 ------------     ------------
   Total                                           31,415,416       31,075,570
 Less cost of treasury stock (17,300 shares)         (353,393)               -
                                                 ------------     ------------
  Total stockholders' equity                       31,062,023       31,075,570
                                                 ------------     ------------

TOTAL                                            $110,897,572     $108,091,825
                                                 ============     ============




                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                        THREE MONTHS    THREE MONTHS
                                           ENDED           ENDED
                                          MARCH 31,       MARCH 31,
                                            1998            1997
                                        -----------     -----------
                                        (Unaudited)     (Unaudited)

INTEREST INCOME:
Interest and fees on loans              $ 1,984,593     $ 1,754,882
Interest on investments:

 U.S. Treasury and
   Government Agency                         49,230          70,231
  Mortgage backed securities                 41,948          51,464
  Municipal Securities                       19,161          12,640
  Other interest                             94,801         221,147
                                        -----------     -----------
     Total interest income                2,189,733       2,110,364
                                        -----------     -----------

COST OF FUNDS:
Interest on time deposits                   740,243         743,196
Interest on interest bearing
  demand deposits                            18,485          17,761
Interest on savings deposits                 70,277          65,347
Interest on FHLB advances                   122,411             -
                                        -----------     -----------
     Total interest expense                 951,416         826,304
                                        -----------     -----------

NET INTEREST INCOME                       1,238,317       1,284,060

PROVISION FOR LOAN LOSSES                    30,000          15,000
                                        -----------     -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               1,208,317       1,269,060
                                        -----------     -----------

OTHER OPERATING INCOME:
Loan fees and charges                        12,389          12,109
Other fees and commissions                   17,171          18,889
Other - net                                   4,299           3,187
                                        -----------     -----------
     Total other income                      33,859          34,185
                                        -----------     -----------

OTHER OPERATING EXPENSES:
Compensation and related benefits           339,279         286,160
Insurance                                    12,943          20,088
Occupancy and equipment                      69,609          81,586
Other                                        70,909          62,654
                                        -----------     -----------
     Total                                  492,740         450,488
                                        -----------     -----------

INCOME BEFORE INCOME TAXES                  749,436         852,757

INCOME TAXES                                286,158         326,766
                                        -----------     -----------

NET INCOME                              $   463,278     $   525,991
                                        ===========     ===========

NET INCOME PER SHARE - BASIC            $       .25     $       .29
                                        ===========     ===========

NET INCOME PER SHARE - DILUTED          $       .25     $       .29
                                        ===========     ===========

                See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                  Unearned      Unamortized                Unrealized      Total
                                Shares       Common    Treasury     ESOP         Deferred      Retained     Holding    Stockholders'
                             Outstanding     Shares     Stock      Shares      Compensation    Earnings   Gain/Losses     Equity
                             -----------  ----------- ---------  -----------   ------------  -----------  -----------  ------------
Balance at December 31, 1997   1,898,052  $20,610,883            $(1,947,573)  $(1,517,896)  $13,927,634  $    2,522   $ 31,075,570

Net income                                                                                       463,278                    463,278

Cash dividends                                                                                  (216,287)                  (216,287)

Release of ESOP shares                                                88,197                                                 88,197

Treasury Stock purchased         (17,300)             $(353,393)                                                           (353,393)

Unrealized gain on securities
   available -for-sale net of
   applicable deferred taxes
   of $3,373                                                                                                   4,658          4,658
                             -----------  ----------- ---------  -----------   -----------   -----------  ----------   ------------
Balance at March 31, 1998      1,880,752  $20,610,883 $(353,393) $(1,859,376)  $(1,517,896)  $14,174,625  $    7,180   $ 31,062,023
                             ===========  =========== =========  ===========   ===========   ===========  ==========   ============






                       See notes to financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                               MARCH 31, 1998   MARCH 31, 1997
                                               ---------------  ---------------
                                                 (Unaudited)      (Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                        $   463,278      $   525,991
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                           22,113           21,485
Provision for loan loss                                30,000           15,000
Decrease (increase) in accrued interest
 receivable                                           (39,055)         (14,311)
Decrease (increase) in other assets                   (62,245)         (12,816)
Decrease (increase) in refundable income taxes        125,460           77,102
Increase (decrease) in accounts payable under
  remittance service agreement                       (318,303)        (180,971)
Increase (decrease) in accrued interest
 payable                                               73,560            9,188
Increase (decrease) in accounts payable and
  accrued liabilities                                (15,000)         (110,618)
Increase (decrease) in cash dividends payable                         (401,511)
Increase (decrease) in accrued income taxes           108,743          192,153
(Increase) decrease in deferred income taxes            3,373             (961)
                                                  -----------      -----------
   Net cash provided by operating
      activities                                      391,924          119,731
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                              (2,785,030)      (2,101,468)
Proceeds from maturities of held to maturity
 securities                                         1,082,534           58,109
Proceeds from maturities of
 available-for-sale securities                        221,968          715,997
                                                  -----------      -----------
   Net cash provided by (used in) investing
      activities                                   (1,480,528)      (1,327,362)
                                                  -----------      -----------

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                               MARCH 31, 1998   MARCH 31, 1997
                                               --------------   --------------
                                                 (Unaudited)      (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                       783,624         (287,492)
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                 36,670           25,141
Increase (decrease) in Federal Home Loan
 Bank Advances                                      2,150,000             -
Purchase of Treasury Stock at cost                   (353,393)            -
Decrease in note receivable - ESOP                     88,197          120,103
Payment of cash dividends                            (216,287)        (205,320)
                                                   ----------      -----------
   Net cash provided by financing activities        2,488,811         (347,568)
                                                   ----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       1,400,207       (1,555,199)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         4,704,071        9,804,531
                                                   ----------      -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                        $6,104,278      $ 8,249,332
                                                   ==========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                         $  755,445      $   817,116
                                                   ==========      ===========

  Income taxes                                     $  229,075      $   441,817
                                                   ==========      ===========

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and the consolidated cash flows for the three months ended March 31, 1998 and 1997.

   The accounting policies followed by the Holding Company are set forth in Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp, Inc., its wholly-owned subsidiary, Mocksville Savings Bank, Inc., SSB and Stone Street Financial Services, Inc., a subsidiary of the Bank.

3. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the three month periods ended March 31, 1997 and 1998 includes operations for both Mocksville Savings Bank, Inc. SSB and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended March 31, 1998 and 1997 were 1,889,185 and 1,825,050, respectively and was used in calculating earnings per share for the three month periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


         FINANCIAL CONDITION

         For the three months ended March 31, 1998, total assets increased $2,805,747 or 2.60%. Cash balances and interest bearing deposits increased $1,736,582 or 47.32% while federal funds decreased by $336,375 compared to December, 1997. Investment securities decreased $1,389,044 or 17.93%. Net loans increased to $95,721,657 an increase of $2,755,030 or 2.96% over the December 1997 balance of $92,966,627.
         Deposits increased $783,624 during the first quarter of 1998. Advances from the Federal Home Loan Bank of Atlanta totaled $9,950,000 at March 31, 1998, an increase of $2,150,000 or 27.56% over the December, 1997 level. These increased borrowings were used to fund the $2,755,030 of loan originations during the first quarter of 1998. Stockholders' equity decreased $13,547 from December, 1997 which is comprised of an increase due to net income of $463,278 during the first quarter reduced by cash dividends declared and paid of $216,287 during the first quarter and an increase of $88,197 due to the release of ESOP shares and a reduction in equity of $353,393 due to the Bank acquiring treasury stock during this period.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 and 1997

         Net income for the three months ended March 31, 1998 was $463,278 compared to $525,991 for the comparable period in 1997. Total interest income increased $79,369 or 3.76% while total interest expense increased $125,112 or 15.14% due to the increased FHLB borrowings during the first quarter of 1998. Net interest income decreased $45,743 or 3.56% and was further reduced by an increase of 15,000 in the loan loss provision. Other operating income remained constant at $33,859 in 1998 compared to $34,185 in 1997 for the three month periods. Other operating expenses increased from $450,488 in 1997 to $492,740 in 1998, an increase of $42,252 or 9.38%. Income tax expense decreased $40,608 due to the reduction in net income during the three month period in 1998 compared to 1997.

PART II  -   OTHER INFORMATION

Item 6b.  Reports on Form 8-K

There were no Form 8-K's filed during the First Quarter of 1998

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.



Date:  5/13/98                         By: /s/ J. Charles Dunn
     ------------------------             -------------------------------------
                                       J. Charles Dunn
                                          President and Chief Executive Officer



Date:  5/13/98                         By: /s/ Marjorie D. Foster
     ------------------------             -------------------------------------
                                       Marjorie D. Foster
                                          Controller