Form 10-Q
period 1998-06-30
STONE STREET BANCORP INC
filed 1998-08-13
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                     JUNE 30, 1998
                               -------------------------------------------------
                                      OR

(_)            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________
Commission file number                            1-14230
                      ----------------------------------------------------------



                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


                NORTH CAROLINA                                    56-1949352
--------------------------------------------                  ------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)
                                     27028
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                (336) 751-5936
               --------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____
    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,803,352 OF COMMON STOCK AS
                                                  -----------------------------
OF AUGUST 10, 1998.
-------------------

                          STONE STREET BANCORP, INC.

                                     INDEX


                                                                 PAGE
                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

         Consolidated Statements of Financial Condition -
         June 30, 1998 (Unaudited) and December 31, 1997          1-2

         Consolidated Statements of Operations -
         Three Months and Six Months Ended June 30, 1998
         and 1997 (Unaudited)                                       3

         Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 1998 (Unaudited)         4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997 (Unaudited)                 5-6

Notes to Consolidated Financial Statements                          7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8-9


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                          10


Signatures                                                         11

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                             JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                          --------------  ------------
                                                           (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                                    $  2,184,165   $    968,571
INTEREST-BEARING DEPOSITS                                     4,762,653      2,701,326
FEDERAL FUNDS SOLD                                              732,877      1,034,174
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-June 30, 1998 $2,766,567,
  December 31, 1997 $5,939,928)                               2,737,599      5,889,605
 Securities available for sale,
  at market value                                               777,809      1,858,886
                                                           ------------   ------------
   Total                                                      3,515,408      7,748,491

LOANS RECEIVABLE-Net                                         98,141,140     92,966,627
FEDERAL HOME LOAN BANK STOCK                                    830,200        741,000
OFFICE PROPERTIES AND EQUIPMENT-Net                             789,390        823,565
ACCRUED INTEREST RECEIVABLE                                     326,125        284,291
DEFERRED INCOME TAXES                                           408,727        412,360
REFUNDABLE INCOME TAXES                                         274,169        125,460
PREPAID EXPENSES AND OTHER ASSETS                               142,925        140,444
CASH SURRENDER VALUE OF LIFE INSURANCE                          145,516        145,516
                                                           ------------   ------------

TOTAL                                                      $112,253,295   $108,091,825
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                                          $  9,360,537   $  9,189,559
 Money Market and NOW Accounts                                4,858,250      4,704,414
 Time, $100,000 and over                                      6,323,991      4,530,714
 Other Time                                                  48,282,299     48,548,135
                                                           ------------   ------------
  Total deposits                                             68,825,077     66,972,822

ADVANCES FROM FHLB                                           11,200,000      7,800,000
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                              405,749      1,174,961
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                                            102,487         25,369
ACCRUED INTEREST PAYABLE                                        208,182        144,485
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                                    836,813        898,618
                                                           ------------   ------------
  TOTAL  LIABILITIES                                       $ 81,578,308   $ 77,016,255
                                                           ============   ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                     JUNE 30,  1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                 JUNE 30,       DECEMBER  31,
                                                    1998           1997
                                              ----------------  -------------
                                                 (Unaudited)

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Common Stock, no par value,
  20,000,000 authorized;  June 30, 1998 -
  1,898,052 issued and 1,843,452 outstanding;
  December 31, 1997 - 1,898,052
  issued and outstanding                       $  20,610,883    $ 20,610,883
 Unearned ESOP shares                             (1,859,376)     (1,947,573)
 Unamortized deferred compensation                (1,244,734)     (1,517,896)
 Retained Earnings                                14,262,002      13,927,634

 Unrealized gain on securities
  available-for-sale net of
  applicable deferred taxes of $5,789                  7,993           2,522
                                               -------------    ------------
   Total                                          31,776,768      31,075,570
 Less cost of treasury stock (54,600 shares)      (1,101,781)              -
                                               -------------    ------------
  Total stockholders' equity                      30,674,987      31,075,570
                                               -------------    ------------
TOTAL                                          $ 112,253,295    $108,091,825
                                               =============    ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE, 1998 AND 1997


                                    THREE MONTHS  THREE MONTHS   SIX MONTHS    SIX MONTHS
                                       ENDED         ENDED          ENDED        ENDED
                                      JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                       1998          1997            1998         1997
                                    ------------  ------------   ------------  -----------
                                    (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME:
Interest and fees on loans          $2,049,649    $1,803,585     $4,034,242     $3,558,467
Interest on investments:
 U. S. Treasury and
   Government Agency                    23,342        76,292         72,572        146,523
  Mortgage backed securities            38,527        47,593         80,475         99,057
  Municipal Securities                  14,512        12,113         33,673         24,753
  Other interest                       126,600       110,610        221,401        331,757
                                    ----------    ----------     ----------     ----------
     Total interest  income          2,252,630     2,050,193      4,442,363      4,160,557
                                    ----------    ----------     ----------     ----------
COST OF FUNDS:
Interest on time deposits              750,530       756,351      1,490,773      1,499,547
Interest on interest bearing
  demand deposits                       19,344        19,306         37,829         37,067
Interest on savings deposits            76,011        64,819        146,288        130,166
Interest on FHLB advances              128,783             -        251,194              -
                                    ----------    ----------     ----------     ----------
     Total interest expense            974,668       840,476      1,926,084      1,666,780
                                    ----------    ----------     ----------     ----------

NET INTEREST INCOME                  1,277,962     1,209,717      2,516,279      2,493,777

PROVISION FOR LOAN LOSSES               30,000        15,000         60,000         30,000
                                    ----------    ----------     ----------     ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,247,962     1,194,717      2,456,279      2,463,777
                                    ----------    ----------     ----------     ----------
OTHER OPERATING INCOME:
Loan fees and charges                   14,212        11,337         26,601         23,446
Other fees and commissions              19,136        21,252         36,307         40,141
Other - net                              2,298        19,427          6,597         22,614
                                    ----------    ----------     ----------     ----------
     Total other income                 35,646        52,016         69,505         86,201
                                    ----------    ----------     ----------     ----------
OTHER OPERATING EXPENSES:
Compensation and related benefits      627,979       662,671        967,258        948,831
Insurance                               13,917        15,181         26,860         35,269
Occupancy and equipment                 69,123        50,174        138,732        131,760
Other                                   86,483       116,493        157,392        179,147
                                    ----------    ----------     ----------     ----------
     Total                             797,502       844,519      1,290,242      1,295,007
                                    ----------    ----------     ----------     ----------

INCOME BEFORE INCOME TAXES             486,106       402,214      1,235,542      1,254,971

INCOME TAXES                           185,409       144,144        471,567        470,910
                                    ----------    ----------     ----------     ----------
NET INCOME                          $  300,697    $  258,070     $  763,975     $  784,061
                                    ==========    ==========     ==========     ==========
NET INCOME PER SHARE - BASIC        $      .16    $      .14     $      .41     $      .43
                                    ==========    ==========     ==========     ==========
NET INCOME PER SHARE - DILUTED      $      .16    $      .14     $      .41     $      .43
                                    ==========    ==========     ==========     ==========

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                                                                      Unearned       Unamortized
                                       Shares             Common       Treasury         ESOP          Deferred         Retained
                                       Outstanding        Shares         Stock         Shares       Compensation       Earnings
                                      -------------     ------------- ------------    ------------  -------------     ------------
Balance at December 31, 1997            1,898,052       $ 20,610,883                  $ (1,947,573) $ (1,517,896)     $ 13,927,634

Net income                                                                                                                 763,975

Cash dividends                                                                                                            (429,607)

Amortization of unearned
 compensation                                                                                            273,162

Release on ESOP shares                                                                      88,197

Treasury Stock purchased                  (54,600)                      (1,101,781)

Unrealized gain on securities
 available-for-sale net of
 applicable deferred taxes
 of $3,373
                                      -------------     ------------- -------------   ------------- -------------     ------------
Balance at  June 30, 1998               1,843,452       $ 20,610,883  $ (1,101,781)    $(1,859,376) $ (1,244,734)     $ 14,262,002
                                      =============     ============= =============   ============= =============     ============


                                             Unrealized             Total
                                              Holding            Stockholders'
                                            Gain/Losses             Equity
                                           ---------------       --------------
Balance at December 31, 1997               $     2,522           $  31,075,570

Net income                                                             763,975

Cash dividends                                                        (429,607)

Amortization of unearned
 compensation                                                          273,162

Release on ESOP shares                                                  88,197

Treasury Stock purchased                                            (1,101,781)

Unrealized gain on securities
 available-for-sale net of
 applicable deferred taxes
 of $3,373                                       5,471                   5,471
                                           ---------------       --------------

Balance at June 30, 1998                   $     7,993           $  30,674,987
                                           ===============       ==============


                       See notes to financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         SIX MONTHS      SIX MONTHS
                                                           ENDED           ENDED
                                                       JUNE 30, 1998   JUNE 30, 1997
                                                       --------------  --------------
                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                               $   763,975     $   784,061
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                                  43,344          42,919
Provision for loan loss                                       60,000          30,000
Deferred income tax                                            3,633           1,938
Contributions allowing the release of ESOP shares             88,197               -
Compensation earned under the Management
  Recognition Plan                                           273,162               -
Decrease (increase) in accrued interest receivable           (41,834)         (6,962)
Decrease (increase) in other assets                           (2,481)       (116,008)
Decrease (increase) in refundable income taxes              (148,709)       (116,600)
Increase (decrease) in notes receivable-ESOP                       -         120,103
Increase (decrease) in cash dividends payable                      -        (401,511)
Increase (decrease) in accounts payable under
  remittance service agreement                              (769,212)       (322,648)
Increase in return of capital dividends                                    7,592,208
Increase (decrease) in accrued interest payable               63,697         (14,096)
Increase (decrease) in accounts payable and
  accrued liabilities                                        (61,805)        (72,165)
                                                         ------------    ------------
   Net cash provided by operating
      activities                                             271,967       7,521,239
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                     (5,234,513)     (3,040,359)
Purchase of held-to-maturity securities                                     (735,000)
Proceeds from maturities of held-to-maturity               3,152,006         780,504
Proceeds from sale of available-for-sale maturities        1,086,548         879,259
Purchase of FHLB stock                                       (89,200)              -
Purchase of premises and equipment                            (9,169)              -
                                                         ------------    ------------
   Net cash provided by (used in) investing
      activities                                         $(1,094,328)    $(2,115,596)
                                                         ------------    ------------



                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            SIX MONTHS      SIX MONTHS
                                                              ENDED           ENDED
                                                          JUNE 30, 1998   JUNE 30, 1997
                                                          --------------  --------------
                                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                              $1,852,255     $   210,076
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                           77,118          65,576
Increase (decrease) in Federal Home Loan Bank Advances        3,400,000               -
Issuance of common stock                                              -         352,780
Purchase of treasury stock                                   (1,101,781)              -
Return of capital dividends                                           -      (7,592,208)
Cash dividends paid                                            (429,607)       (418,851)
                                                             -----------    ------------
   Net cash provided by financing activities                  3,797,985      (7,382,627)
                                                             -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 2,975,624      (1,976,984)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   4,704,071       9,804,531
                                                             -----------    ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                  $7,679,695     $ 7,827,547
                                                             ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                   $1,862,387     $ 1,680,876
                                                             ===========    ============

  Income taxes                                               $  620,276     $   587,510
                                                             ===========    ============


                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------




1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of June 30, 1998 and December 31, 1997, the results of operations for the three months and six months ended June 30, 1998 and 1997 and the consolidated cash flows for the six months ended June 30, 1998 and 1997.

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

3. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the three and six month periods ended June 30, 1998 and 1997 includes operations for both Mocksville Savings Bank, Inc., SSB and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended June 30, 1998 and 1997 were 1,865,778 and 1,825,050, respectively and for the six months ended June 30, 1998 and 1997 were 1,877,513 and 1,825,050, respectively and was used in calculating earnings per share for the presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------------


         FINANCIAL CONDITION

         For the six months ended June 30, 1998, total assets increased $4,161,470 or 3.85%. Cash balances and interest bearing deposits increased $3,276,921 or 89.29% while federal funds decreased by $301,297 compared to December, 1997. Investment securities decreased $4,233,083 or 54.63%. Net loans increased to $98,141,140, an increase of $5,174,513 or 5.57% over the December 1997 balance of $92,966,627.
         Deposits increased $1,852,255 during the six month period in 1998. Advances from the Federal Home Loan Bank of Atlanta totaled $11,200,000 at June 30, 1998, an increase of $3,400,000 or 43.59% over the December, 1997 level. These increased borrowings were used to fund the $5,234,513 of loan originations during the six month period of 1998. Stockholders' equity decreased $400,583 from December, 1997 which is comprised of an increase due to net income of $763,975 during the six months and reduced by cash dividends declared and paid of $429,607 during the period, and an increase of $88,197 due to the release of ESOP shares and $273,162 due to the amortization of unearned compensation under the Bank's Management Recognition Plan net of a decrease in equity due to the Bank acquiring treasury stock of $1,101,781 during the six months in 1998.

         RESULTS OF OPERATIONS

         Three Months Ended June 30, 1998 and 1997

         Net income for the six months ended June 30, 1998 was $300,697 compared to $258,070 for the comparable period in 1997. Total interest income increased $202,437 or 9.87% while total interest expense increased $134,192 or 15.97% due to the increased FHLB borrowings during the six month period in 1998. Net interest income increased $68,245 or 5.64% and was further reduced by an increase of $15,000 in the loan loss provision. Other operating expenses decreased from $844,519 in 1997 to $797,502 in 1998, a decrease of $47,017 or 5.57%. Other operating expenses for the three month period is comprised primarily of compensation and related benefits of $627,979 in 1998 compared to $662,671 in 1997. Income tax expense increased $41,265 due to the increase in net income during the three month period in 1998 compared to 1997.


         Six Months Ended June 30, 1998 and 1997

         Net income for the six months ended June 30, 1998 was $763,975 compared to $784,061 in 1997. Interest income increased $281,806 or 6.77% primarily due to the $12,138,430 increase in loan balances since June, 1997. Interest expense increased from $1,666,780 in 1997 to $1,926,084 in 1998, a $259,304 or 15.56%. This increase is a result of increased deposits of $2,050,735 and the new borrowings from the FHLB of $11,200,000 since June, 1997. Net interest income during the comparable six month periods increased $22,502 but was decreased by the additional provision for loan losses of $30,000 during the six month period in 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONT'D)
         -----------------------------------------------------------------------

         Other operating expenses in 1998 remained relatively constant compared to 1997 with only a $4,765 net reduction in these expenses in 1998. The primary component of other operating expenses is compensation and related benefits which totaled $967,258 for the six month period in 1998 compared to $948,831 for the comparable period in 1997. The Bank recognized additional compensation expense during the second quarter of 1998 and 1997 of $273,162 and $352,780, respectively, related to its employee benefit program under the Bank's Management Recognition Plan. Income tax expense remained relatively constant due to the immaterial change in net income for the six month comparable periods.

PART II -  OTHER INFORMATION

Item 6b.  Reports on Form 8-K

There were no Form 8-K's filed during the Second Quarter of 1998

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.



Date:    8/13/98                   By: /s/ J. Charles Dunn
      --------------------            --------------------------
                                   J. Charles Dunn
                                       President and Chief Executive Officer



Date:    8/13/98                   By: /s/ Marjorie D. Foster
      --------------------            --------------------------
                                   Marjorie D. Foster
                                       Controller