Form 10-Q
period 1998-09-30
STONE STREET BANCORP INC
filed 1998-11-13
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  SEPTEMBER 30, 1998
                               ------------------------------------------------
                                                    OR


( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _____________________________________ to
________________________________________________________

Commission file number                        1-14230
                       -------------------------------------------------------


                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


               NORTH CAROLINA                                  56-1949352
      ----------------------------------               -------------------------
(State or other jurisdiction of incorporation                I.R.S. Employer
             or organization)                             Identification No.)


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

Yes _____  No _____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   1,718,152 OF COMMON STOCK AS
                                                  -----------------------------
OF NOVEMBER 6, 1998.
--------------------

                          STONE STREET BANCORP, INC.

                                     INDEX

--------------------------------------------------------------------------------

                                                                    PAGE
                                                                    ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:


         Consolidated Statements of Financial Condition -
         September 30, 1998 (Unaudited) and December 31, 1997        1-2

         Consolidated Statements of Operations -
         Three Months and Nine Months Ended September 30, 1998
         and 1997 (Unaudited)                                          3

         Consolidated Statement of Stockholders' Equity
         for the Nine Months Ended September 30, 1998 (Unaudited)      4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1998 and 1997 (Unaudited)               5-6

Notes to Consolidated Financial Statements                             7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8-9


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                             10


Signatures                                                            11

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    1998           1997
                                                               --------------  ------------
                                                                (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                                         $  2,211,445   $    968,571
INTEREST-BEARING DEPOSITS                                          2,796,562      2,701,326
FEDERAL FUNDS SOLD                                                 1,283,673      1,034,174
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-September 30, 1998 $2,642,524,
  December 31, 1997 $5,939,928)                                    2,617,688      5,889,605
 Securities available for sale,
  at market value                                                 10,597,834      1,858,886
                                                                ------------   ------------
   Total                                                          13,215,522      7,748,491

LOANS RECEIVABLE-Net                                             101,037,774     92,966,627
FEDERAL HOME LOAN BANK STOCK                                       1,200,000        741,000
OFFICE PROPERTIES AND EQUIPMENT-Net                                  811,726        823,565
ACCRUED INTEREST RECEIVABLE                                          543,168        284,291
DEFERRED INCOME TAXES                                                434,838        412,360
REFUNDABLE INCOME TAXES                                              265,963        125,460
PREPAID EXPENSES AND OTHER ASSETS                                    149,587        140,444
CASH SURRENDER VALUE OF LIFE INSURANCE                               145,516        145,516
                                                                ------------   ------------

TOTAL                                                           $124,095,774   $108,091,825
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                                               $  9,587,750   $  9,189,559
 Money Market and NOW Accounts                                     4,583,715      4,704,414
 Time, $100,000 and over                                           6,423,916      4,530,714
 Other Time                                                       48,233,629     48,548,135
                                                                ------------   ------------
  Total deposits                                                  68,829,010     66,972,822

ADVANCES FROM FHLB                                                24,966,667      7,800,000
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                                   321,013      1,174,961
ADVANCE PAYMENTS BY BORROWERS FOR
 TAXES AND INSURANCE                                                 127,276         25,369
ACCRUED INTEREST PAYABLE                                             248,879        144,485
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                                         947,385        898,618
                                                                ------------   ------------
  TOTAL  LIABILITIES                                            $ 95,440,230   $ 77,016,255
                                                                ============   ============

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CON'T)
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1998          1997
                                                 -------------  -------------
                                                  (Unaudited)
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Common Stock, no par value,
  20,000,000 authorized; September 30, 1998 -
  1,898,052 issued and 1,718,152 outstanding;
  December 31, 1997 - 1,898,052
  issued and outstanding                         $ 20,610,883   $ 20,610,883
 Unearned ESOP shares                              (1,859,376)    (1,947,573)
 Unamortized deferred compensation                 (1,244,734)    (1,517,896)
 Retained earnings                                 14,490,706     13,927,634
 Unrealized gain on securities
  available-for-sale, net                             (28,067)         2,522
                                                 ------------   ------------
    Total                                          31,969,412     31,075,570
 Less cost of treasury stock (179,900)             (3,313,868)             -
                                                 ------------   ------------
  Total stockholders' equity                       28,655,544     31,075,570
                                                 ------------   ------------

TOTAL                                            $124,095,774   $108,091,825
                                                 ============   ============

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 1998 AND 1997
--------------------------------------------------------------------------------

                            THREE MONTHS   THREE MONTHS    NINE MONTHS      NINE MONTHS
                                ENDED          ENDED          ENDED            ENDED
                            SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                1998           1997            1998             1997
                            ------------   ------------    ------------    -------------
                            (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
INTEREST INCOME:
Interest and fees on loans    $2,121,418    $1,861,654       $6,155,660      $5,420,121
Interest on investments:
  U. S. Treasury and
     Government Agency            11,760        69,894           84,332         216,417
  Mortgage backed securities      82,377        47,501          162,852         146,558
  Municipal Securities             8,601        11,055           42,274          35,808
  Other interest                 136,172       109,384          357,573         441,141
                              ----------   -----------       ----------      ----------
       Total interest income   2,360,328     2,099,488        6,802,691       6,260,045
                              ----------   -----------       ----------      ----------

COST OF FUNDS:
Interest on time deposits        771,116       751,838        2,261,889       2,251,385
Interest on interest bearing
     demand deposits              18,007        17,787           55,836          54,854
Interest on savings deposits      74,096        70,512          220,384         200,678
Interest on FHLB advances        258,059        50,200          509,253          50,200
                              ----------   -----------       ----------      ----------
      Total interest expense   1,121,278       890,337        3,047,362       2,557,117
                              ----------   -----------       ----------      ----------

NET INTEREST INCOME            1,239,050     1,209,151        3,755,329       3,702,928

PROVISION FOR LOAN LOSSES         30,000        15,000           90,000          45,000
                              ----------    ----------       ----------     -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES  1,209,050     1,194,151        3,665,329       3,657,928
                              ----------    ----------       ----------     -----------

OTHER OPERATING INCOME:
Loan fees and charges             12,971        12,266           39,572          35,712
Other fees and commissions        15,123        19,571           51,430          59,712
Other - net                        3,439         4,715           10,036           7,279
                              ----------   -----------       ----------      ----------
      Total other income          31,533        36,552          101,038         102,703
                              ----------   -----------       ----------      ----------

OTHER OPERATING EXPENSES:

Compensation and related benefits 458,010      405,024        1,425,268       1,353,855
Insurance                           6,195       14,366           33,055          49,635
Occupancy and equipment            50,853       65,186          189,585         196,946
Other                              36,386      119,516          193,778         278,613
                               ----------  -----------       ----------      ----------
      Total                       551,444      604,092        1,841,686       1,879,049
                               ----------  -----------       ----------      ----------

INCOME BEFORE INCOME TAXES        689,139      626,611        1,924,681       1,881,582

INCOME TAXES                      262,847      240,257          734,414         711,167
                                ---------  -----------       ----------      ----------

NET INCOME                       $426,292     $386,354       $1,190,267      $1,170,415
                                =========  ===========       ==========      ==========

NET INCOME PER SHARE - BASIC     $    .24     $    .20       $      .64      $      .63
                                =========  ===========       ==========      ==========

NET INCOME PER SHARE - DILUTED   $    .24     $    .20       $      .64      $      .63
                                =========  ===========       ==========      ==========

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                  Unearned     Unamortized               Unrealized      Total
                             Shares       Common      Treasury      ESOP        Deferred     Retained      Holding    Stockholders'
                           Outstanding    Shares        Stock      Shares     Compensation   Earnings    Gain/Losses     Equity
                           -----------  ----------   ----------  ----------   ------------  ----------   -----------  -------------
Balance at December 31,
 1997                        1,898,052  $20,610,883 $         0  $(1,947,573)  $(1,517,896) $13,927,634   $    2,522   $31,075,570

Net income                                                                                    1,190,267                  1,190,267

Cash dividends                                                                                 (627,195)                  (627,195)

Amortization of unearned
 compensation                                                                      273,162                                 273,162

Release on ESOP shares                                                88,197                                                88,197

Treasury Stock                (179,900)              (3,313,868)                                                        (3,313,868)

Unrealized gain on
 securities available-for
 -sale net of applicable
 deferred taxes of $20,322                                                                                   (30,589)      (30,589)
                           -----------   ---------- -----------  -----------   -----------  -----------   ----------   -----------

Balance at September  30,
 1998                        1,718,152  $20,610,883 $(3,313,868) $(1,859,376)  $(1,244,734) $14,490,706   $  (28,067)  $28,655,544
                           ===========  =========== ===========  ===========   ===========  ===========   ==========   ===========

                      See notes to financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 NINE MONTHS     NINE MONTHS
                                                                    ENDED          ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1998            1997
                                                               --------------  --------------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                                    $  1,190,267      $ 1,170,415
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                                        66,897           64,291
Provision for loan loss                                             90,000           45,000
Deferred income tax                                                (22,478)           2,776
Compensation earned under the Management
  Recognition Plan                                                 273,162          352,780
Decrease (increase) in accrued interest receivable                (258,877)        (135,327)
Decrease (increase) in other assets                                 (9,143)        (261,501)
Decrease (increase) in refundable income taxes                    (140,503)         (46,344)
Increase (decrease) in cash dividends payable                                      (401,511)
Increase (decrease) in accounts payable under
  remittance service agreement                                    (853,948)          44,894
Increase (decrease) in accrued interest payable                    104,394           57,197
Increase (decrease) in accounts payable and
  accrued liabilities                                               48,767          355,481
                                                              ------------      -----------
   Net cash provided by operating
      activities                                                   488,538        1,248,151
                                                              ------------      -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Net increase in loans                                           (8,117,327)      (6,632,829)
Purchase of held-to-maturity securities                                  -                -
Purchase of available-for-sale securities                       (8,702,054)               -
Proceeds from maturities of held-to-maturity securities          3,160,614          708,238
Proceeds from sale of available-for-sale securities                      -          877,057
Purchase of FHLB stock                                            (459,000)         (74,100)
Purchase of premises and equipment                                 (55,058)               -
                                                              ------------     ------------
Net cash provided by (used in) investing
      activities                                              $(14,172,825)    $ (5,121,634)
                                                              ------------     ------------

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND  1997
--------------------------------------------------------------------------------

                                                           NINE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                               1998            1997
                                                          --------------  --------------
                                                           (Unaudited)     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                             $ 1,856,188     $   156,666
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                          101,907          91,650
Increase (decrease) in Federal Home Loan Bank Advances       17,166,667       5,050,000
Payment of ESOP note receivable, net                             88,197         305,615
Purchase of treasury stock                                   (3,313,868)              -
Return of capital dividends                                           -      (7,592,208)
Cash dividends paid                                            (627,195)       (632,380)
                                                            -----------     -----------
   Net cash provided by financing activities                 15,271,896      (2,620,657)
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 1,587,609      (6,494,140)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   4,704,071       9,804,531
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                 $ 6,291,680     $ 3,310,391
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                  $ 2,942,968     $ 2,499,920
                                                            ===========     ===========

  Income taxes                                              $   874,917     $   757,511
                                                            ===========     ===========

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of September 30, 1998 and December 31, 1997, the results of operations for the three months and nine months ended September 30, 1998 and 1997 and the consolidated cash flows for the nine months ended September 30, 1998 and 1997.

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

3. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the three and nine month periods ended September 30, 1998 and 1997 includes operations for both Mocksville Savings Bank, Inc., SSB and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended September 30, 1998 and 1997 were 1,786,254 and 1,898,052, respectively and for the nine months ended September 30, 1998 and 1997 were 1,846,759 and 1,863,173, respectively and was used in calculating earnings per share for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         FINANCIAL CONDITION

         For the nine months ended September 30, 1998, total assets increased $16,003,949 or 14.81%. Cash balances, interest bearing deposits and federal funds increased by $1,587,609 or 33.75% compared to December, 1997. Investment securities increased $5,467,031 or 70.56%. Net loans increased to $101,037,774, an increase of $8,071,147 or 8.68% over the December 1997 balance of $92,966,627. Deposits increased $1,856,188 during the nine month period in 1998. Advances from the Federal Home Loan Bank of Atlanta totaled $24,966,667 at September 30, 1998, an increase of $17,166,667 over the December, 1997 level. These increased borrowings were used to fund the $8,071,147 of net loan originations and the purchase the $9,159,455 of SBA mortgage backed securities during the nine month period of 1998. Stockholders' equity decreased $2,420,026 from December, 1997 which is comprised of an increase due to net income of $1,190,267 during the nine months and reduced by cash dividends declared and paid of $627,195 during the period, and an increase of $88,197 due to the release of ESOP shares and $273,162 due to the amortization of unearned compensation under the Bank's Management Recognition Plan net of a decrease in equity due to the Bank acquiring treasury stock of $3,313,868 during the nine months in 1998.

         RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 and 1997

         Net income for the three months ended September 30, 1998 was $426,292 compared to $386,354 for the comparable period in 1997. Total interest income increased $260,840 or 12.42% while total interest expense increased $230,941 or 25.94% due to the increased FHLB borrowings during the nine month period in 1998. Net interest income increased $29,899 or 2.47% and was further reduced by an increase of $15,000 in the loan loss provision. Other operating expenses decreased from $604,092 in 1997 to $551,444 in 1998, a decrease of $52,648 or 8.72%.
         Other operating expenses for the three month period is comprised primarily of compensation and related benefits of $458,010 in 1998 compared to $405,024 in 1997. Income tax expense increased $22,590 due to the increase in net income during the three month period in 1998 compared to 1997.

         Nine Months Ended September 30, 1998 and 1997

         Net income for the nine months ended September 30, 1998 was $1,190,267 compared to $1,170,415 in 1997. Interest income increased $542,646 or 8.67% primarily due to the $11,457,594 increase in loan balances and the $4,334,444 increase in investment balances since September, 1997. Interest expense increased from $2,557,117 in 1997 to $3,047,362 in 1998, a $490,245 or 19.17%. This increase is a result of increased deposits of $2,108,078 and the new borrowings from the FHLB of $19,916,667 since September, 1997. Net interest income during the comparable nine month periods increased $52,401 but was decreased by the additional provision for loan losses of $45,000 during the nine month period in 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONT'D)
         -----------------------------------------------------------------------

         Other operating expenses in 1998 decreased $37,363 or 1.99% from the 1997 level. The primary component of other operating expenses is compensation and related benefits which totaled $1,425,268 for the nine month period in 1998 compared to $1,353,855 for the comparable period in 1997. Income tax expense remained relatively constant due to the immaterial change in net income for the nine month comparable periods.

PART II  -   OTHER INFORMATION

Item 6b.  Reports on Form 8-K

There were no Form 8-K's filed during the Third Quarter of 1998

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 STONE STREET BANCORP, INC.



Date:            11/13/98             By: /s/ J. Charles Dunn
     -------------------------           ------------------------------
                                         J. Charles Dunn
                                         President and Chief Executive Officer



Date:            11/13/98             By:  /s/ Marjorie D. Foster
      ------------------------           ------------------------------
                                         Marjorie D. Foster
                                         Controller