Form 10-K
period 1998-12-31
STONE STREET BANCORP INC
filed 1999-03-29
CIK 1004643

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

                         Commission file number 1-14230

                           STONE STREET BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-1949352
        --------------                                         ----------
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

          232 South Main Street
     Mocksville, North Carolina                                  27028
     --------------------------                                  -----
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (336) 751-5936

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing. $23,143,135 common stock, no par value, based on the closing price of such common stock on March 18, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,638,452 shares of common stock, no par value, outstanding at March 18,1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report of Stone Street Bancorp, Inc. for the year ended December 31, 1998, (the "1998 Annual Report") are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999, Annual Meeting of Shareholders of Stone Street Bancorp, Inc. to be held on April 20, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS


General

         Prior to March 29, 1996, Stone Street Bank and Trust (formerly Mocksville Savings Bank, Inc. SSB) (the "Bank") operated as a mutual North Carolina-chartered savings bank. On March 29, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Stone Street Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 232 South Main Street, Mocksville, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal source of income is earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. The Company did not commence operations until March 29, 1996 and conducted business from that date through the year ended December 31, 1996 in its first year. The following general business discussion pertains primarily to Stone Street Bank and Trust.

         The Bank was originally chartered in 1921. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1946 and its deposits are federally insured up to allowable limits.

         The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. Stone Street makes mortgage loans secured by residential real property, including one-to-four family residential real estate loans, home equity line of credit loans and other subordinate lien loans, loans secured by improved nonresidential real property, loans secured by undeveloped real property and construction loans. Stone Street also makes a limited number of loans which are not secured by real property, such as loans secured by pledged deposit accounts, and other personal property, mobile home loans and unsecured loans. Stone Street's primary source of revenue is interest income from its lending activities. Stone Street's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of Stone Street are interest on deposits and borrowings and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

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

Interest Rate Risk Management

         Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument. Further, it is not currently subject to foreign currency exchange rate risk or commodity price risk. The stock in the FHLB of Atlanta does not have equity price risk because it is issued only to members and is redeemable for its $100 par value. The following table illustrates quantitative sensitivity to interest rate risk for financial instruments other than cash and cash equivalents, FHLB stock and demand accounts for the Bank as of December 31, 1998.

                                                     Maturing or Repricing in Years Ended December 31,
                                ----------------------------------------------------------------------------------------
                                                   2000-            2002-         2004-
                                   1999            2001             2003          2008        Thereafter        Total
                                ----------       ---------        --------      ----------    ----------      ----------
                                                                      (Dollars in Thousands)
         Assets
Loans receivable:
    Amount ..................   $    4,394       $   1,649        $  4,559      $  42,350     $   49,597      $   102,549
    Average interest rate ...         8.66%           8.72%           8.40%          7.52%          7.47%            7.60%
Mortgage-backed securities:
    Amount ..................        9,662              --              --             --          1,744           11,406
    Average interest rates ..         5.79%             --%             -- %           --           7.24%            6.02%
Investment Securities:
    Amount ..................          748             386             378             --             --            1,512
    Average interest rates ..         6.35%           4.73%           4.25%            --             -- %           5.41%

         Liabilities
Deposit Certificate Accounts:
    Amount ..................        49,853          7,965           1,454             --             --           59,272
    Average interest rates ..         5.48%           5.51%           5.30%            --             --%            5.48%
FHLB Advances:
    Amount ..................         6,967             --           2,000          15,000            --           23,967
    Average interest rates ..         5.78%             --%           5.52%          5.09%            --%            5.33%

         Qualitative Aspects of Market Risk. One of the Bank's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. The Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective has been to increase the interest-rate sensitivity of the Bank's assets by originating loans with interest rates subject to periodic repricing to market conditions and shortening the term of its fixed rate loans to 20 years and including a 10 year call option on all other fixed rate residential real estate loans. Accordingly, the Bank has emphasized the origination of home equity loans, adjustable rate mortgage loans, shorter term fixed rate residential loans with call provisions, short term and adjustable-rate commercial loans, and consumer loans for retention in its portfolio.

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during the periods of rising interest rates but decrease during periods of falling interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

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

         Management's principal strategy in managing the Bank's interest rate risk has been to maintain short and intermediate term assets in the portfolio, including one year adjustable rate mortgage loans, as well as increased levels of commercial and consumer loans, which typically are for short or intermediate terms and carry higher interest rates than residential mortgage loans. In addition, in managing the Bank's portfolio of investment securities and mortgage-backed and related securities, management seeks to purchase securities that mature on a basis that approximates as closely as possible the estimated maturities of the Bank's liabilities or purchase securities that have adjustable rate provisions. The Bank does not engage in hedging activities.

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

         There have been no significant changes in the Bank's primary market risk exposures or methods for managing those exposures since December 31, 1998.

         The Board of Directors is responsible for reviewing the Bank's asset and liability policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. The management is responsible for administering the policies and determinations of the Board of Directors with respect to its asset and liability goals and strategies.

Market Area

         The Bank's primary market area consists of Davie County, North Carolina. Mocksville is located between Winston-Salem, North Carolina and Statesville, North Carolina on Interstate 40. Employment in Davie County includes furniture manufacturing, machine tooling, equipment assembly, and the opportunities generated by Wake Forest University and Bowman Gray Medical School in Winston-Salem. In addition, home construction and real estate development are major industries because Davie County attracts many retirees. Bermuda Run Golf and Country Club in Davie County is the home of the Bing Crosby Invitational Golf Tournament. In addition, six other golf courses are in or near Davie County, including Tanglewood Park Golf Course, the site of the PGA Vantage Tournament. Major area employers include Lee Jeans, Jockey International, Reynolds Tobacco, Sara Lee and Ingersol-Rand.

Lending Activities

         General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of single family homes located in its primary market area. The Bank also makes loans secured by multi-family residential properties, improved nonresidential real estate, construction loans, loans secured by undeveloped real estate, and other personal property, mobile home (including land) loans, savings account loans and other loans. Over 98.77% of the Bank's net loan portfolio is secured by real estate. As of December 31, 1998, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1998, the Bank's largest single outstanding loan had a balance of approximately $1,223,400. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

         Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $102.5 million at December 31, 1998 representing 80.57% of Stone Street's total assets at such date. At December 31, 1998, 82.00% of Stone Street's net loan portfolio was composed of one-to-four family residential mortgage loans. Home equity and subordinate lien loans represented 2.42% of the Bank's net loan portfolio, and nonresidential real estate loans represented 9.38% of the Bank's net loan portfolio on such date.

         As part of its interest rate risk management program, the Bank continues to offer adjustable rate mortgage loans to its customers. As of December 31, 1998, the Bank had approximately $926,000 of adjustable rate mortgage loans outstanding.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                      At December 31,
                        ---------------------------------------------------------------------------------------------------------
                               1998                  1997                  1996                  1995                 1994
                        -------------------   ------------------   --------------------  -------------------  -------------------
                                     % of                 % of                   % of                   % of                % of
                         Amount      Total     Amount     Total     Amount       Total    Amount       Total   Amount       Total
                        --------     ------   --------    ------   --------      ------  --------     ------  --------     ------
                                                                   (Dollars in Thousands)
Real estate loans:

 Residential
 1-4 family .......     $ 84,094     82.00%  $ 76,894      82.71%  $ 67,844      81.75%  $ 63,329     84.33%  $ 54,321     82.34%

 Residential multi-
  family and
  nonresidential
  real estate .....        9,619      9.38      9,541      10.26      5,716       6.88      4,260      5.67      4,987      7.56

 Other subordinate
  lien loans ......        2,477      2.42      2,675       2.88      2,473       2.98      2,185      2.91      1,423      2.16

 Residential
  construction ....       12,670     12.35      8,571       9.22     12,492      15.05     11,735     15.63     11,589     17.56
                        --------    ------   --------     ------   --------     ------   --------    ------   --------    ------

 Total real estate
  loans: ..........      108,860    106.15     97,681     105.07     88,525     106.66     81,509    108.54     72,320    109.62
                        --------    ------   --------     ------   --------     ------   --------    ------   --------    ------

 Other installment
  loans ...........        1,265      1.23        632        .68        372        .45        222       .30        197      0.30
                        --------    ------   --------     ------   --------     ------   --------    ------   --------    ------

Less:

 Unearned fees and
 discounts ........        1,212      1.18      1,058       1.14      1,009       1.22        962      1.29      1,095      1.66

 Loans in process .        5,614      5.47      3,718       4.00      4,385       5.28      5,211      6.94      5,334      8.09

 Allowance for
  loan losses .....          750       .73        570        .61        511        .61        462       .61        115      0.17
                        --------     ------  --------     ------   --------     ------   --------    ------   --------    ------

 Total reductions .        7,576      7.38      5,346       5.75      5,905       7.11      6,635      8.84      6,544      9.92
                        --------     ------  --------     ------   --------     ------   --------    ------   --------    ------

 Total loans
  receivable net ..     $102,549    100.00%  $ 92,967     100.00%  $ 82,992     100.00%  $ 75,096    100.00%  $ 65,973    100.00%
                        ========    ======    ========    ======   ========     ======   ========    ======   ========    ======

         The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1998. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due over the contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments, however, it does include scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $33.7 million, $18.1 million and $16.2 million in fiscal years ended December 31, 1998, 1997 and 1996, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                At December 31, 1998
                                 --------------------------------------------------------------------------------

                                                               Over 1        Over 3        Over 5
                                  One Year      Year to       Years to      Years to      Over 10
                                   Or less      3 Years       5 Years       10 Years        Years         Total
                                 ---------      ---------     ---------     ---------     ---------     ---------
Mortgage loans:
  Fixed rate 1-4 family
    residential ............     $      22      $   1,134     $   4,246     $  38,953     $  44,249     $  88,604

  Adjustable rate 1-4 family
    residential ............         1,455           --            --            --            --           1,455

  Adjustable home equity
   loans ...................         2,356           --            --            --            --           2,356

  Other fixed rate loans ...            46            515           313         3,397         5,348         9,619

Other loans ................         1,265           --            --            --            --           1,265

Less:
  Allowance for loan losses           (750)          --            --            --            --            (750)
                                 ---------      ---------     ---------     ---------     ---------     ---------

                                 $   4,394      $   1,649     $   4,559     $  42,350     $  49,597     $ 102,549
                                 =========      =========     =========     =========     =========     =========

         The following table sets forth the dollar amount at December 31, 1998 of all loans maturing or repricing on or after December 31, 1999.

                                           Fixed            Adjustable
                                           Rates              Rates
                                         -----------       -----------
                                                (In Thousands)
  Mortgage loans                         $    88,582       $        -

  Other loans                                  9,573                 -
                                         -----------       -----------

                                         $    98,155       $         -
                                         ===========       ===========

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

         Although the Bank believes that many of its nonconforming loans are salable in the secondary market, some of such nonconforming loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, the Bank's loan portfolio is less liquid than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements. In addition, certain types of nonconforming loans are generally thought to have greater risks of default and nonperformance. However, such loans generally produce a higher yield than would be produced by conforming loans, and the Bank has historically found that its origination of such loans has not resulted in a high level of nonperforming assets. These nonconforming loans satisfy a need in the Bank's local community, and the Bank intends to continue to originate nonconforming loans.

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

                                                                 December 31,
                                                   -------------------------------------
                                                       1998         1997          1996
                                                   ----------   ----------   -----------
                                                               (In Thousands)
Loans receivable, net beginning of period          $   92,967   $   82,992   $    75,096

Loan originations:

  Residential 1-4 family                               26,932       12,575        11,880

  Residential multifamily and
    nonresidential real estate                          3,818        4,772         1,730
  Home equity and second mortgage                         793        1,038           901

  Residential construction                             10,019        7,975         8,412

  Consumer                                              2,079        1,195           410
                                                   ----------   ----------   -----------

    Total loan originations                            43,641       27,555        23,333
Principal repayments                                  (33,725)     (18,139)      (16,167)
Other changes, net                                       (334)         559           730
                                                   ----------   ----------   -----------
Increase in loans receivable                            9,582        9,975         7,896
                                                   ----------   ----------   -----------

Loans receivable, net, end of period               $  102,549   $   92,967   $    82,992
                                                   ==========   ==========   ===========

         One-to-Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance single family homes. The Bank also makes loans secured by two-to-four family residential properties. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Davie County, North Carolina and in contiguous counties. On December 31, 1998, approximately 82.00% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans .35% had adjustable interest rates.

         The Bank originates some adjustable rate mortgage loans secured by owner occupied property generally having terms of 30 years in amounts of up to 90% of the value of the property. Private mortgage insurance is generally required if the loan amount exceeds 80% of the value of the property

         Interest rates on adjustable rate residential mortgage loans are tied to the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. Rates are subject to change annually. The loans have rate adjustment caps which limit the amount of rate adjustments at any one time and over the lives of the loans.

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

         Multifamily Residential and Nonresidential Real Estate Lending. On December 31, 1998, the Bank had $9.6 million in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately of 9.38% of its net loan portfolio as of that date. Most of these loans are secured by land, church properties, apartments and commercial real estate, and normally have fixed interest rates.

         The loans generally do not exceed 75% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As a result, the Bank has re-evaluated its nonresidential lending policies and revised its commercial loan underwriting procedures in order to, among other things, improve loan documentation. As of December 31, 1998, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $1,223,400. This loan was performing in accordance with the original loan contract. See "-Lending Activities-Nonperforming Assets and Asset Classification."

         Home Equity Lines of Credit and Subordinate Lien Loans. At December 31, 1998, the Bank had approximately $2.5 million in home equity and other subordinate lien loans, representing approximately 2.42% of its net loan portfolio. Of this amount, $2.2 million was composed of home equity line of credit loans. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments of 2% of the outstanding balance or $100, whichever is greater. These loans mature in fifteen years. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank may require title insurance in connection with these loans, but in the past only required opinions of title from attorneys. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio has assisted the institution in improving the interest sensitivity of its assets and liabilities because home equity liens of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on December 31, 1998 was approximately $12.7 million, representing approximately 12.35% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them; some were made to builders who were constructing properties for sale. Loans made to individual property owners and builders are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed interest rates having terms similar to other one-to-four family residential loans.

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

         Other Installment Loans. In addition to the loans described above, the Bank also offers loans which are primarily secured by savings deposits held by the Bank or which are unsecured. As of December 31, 1998, the Bank had approximately $235,200 of such loans outstanding, representing approximately
 .23% of its net loan portfolio.

         Financing of new mobile homes generally does not exceed 75% of the purchase price or the retail invoice value of the mobile home, including land value, and has a maximum term of 15 years. The Bank also makes other secured consumer loans such as automobiles, campers and boats and generally lends up to 90% of the purchase price.

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

         During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the responsible officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank generally requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

         The Bank has developed the following lending thresholds to approve loans. All loans, regardless of type, are approved based on the following lending limits, assuming the loan meets all of the Bank's underwriting guidelines. Loan officers may approve loans up to $85,000. The Senior Vice President of lending approves loans up to $100,000. The President and Senior Vice President of the bank have the authority to approve loans up to $150,000. The Bank's Directors' Loan Committee, which is composed of its President and three outside directors appointed by the Chairman of the Board, approve loans from $150,000 to $250,000. All remaining loan requests over $250,000 up to the legal lending limit of the bank must be approved by the bank's full Board of Directors.

         Normally, upon approval of a residential mortgage loan application, Stone Street gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of December 31, 1998, the Bank had $5.6 million in such unfunded mortgage loan commitments. In addition, on such date the Bank had $2.8 million in unfunded commitments for unused lines of credit and letters of credit.

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

         In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrowers, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1998, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

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

                                                                                 At December 31,
                                                   -------------------------------------------------------------------------------
                                                      1998             1997             1996             1995              1994
                                                   ----------      -----------      -----------       ----------       -----------
                                                                               (Dollars in Thousands)
Total nonaccrual loans
  Mortgage loans delinquent 90 days or more        $        -      $         -      $         -       $        -       $         -
  Consumer loans delinquent 90 days or more                 -                -                -                -                 -
Real estate owned                                           -                -                -                -                 -
                                                   ----------      -----------      -----------       ----------       -----------
  Total non-performing assets                      $        -      $         -      $         -       $        -       $         -
                                                   ==========      ===========      ===========       ==========       ===========
Accruing loans, delinquent 90 days or more         $      243      $       295      $       423       $      201       $       280
                                                   ==========      ===========      ===========       ==========       ===========
Non-performing loans to total loans                     0.00%            0.00%            0.00%            0.00%              0.00%
Non-performing assets to total assets                   0.00%            0.00%            0.00%            0.00%              0.00%
Total assets                                       $  127,273      $   108,092      $   105,807       $   87,751       $    81,560
Total loans, net                                   $  102,549      $    92,967      $    82,992       $   75,097       $    65,973

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

         An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

         As of December 31, 1998, the Bank had approximately $243,000 of loans internally classified as "substandard", and no loans classified as "doubtful" or "loss". The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 1998, the Bank had no loans in the "special mention" category.

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

         The following table sets forth at December 31, 1998, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss or "special mention":

                                   Special Mention List          Substandard                  Doubtful                  Loss
                                -------------------------    ----------------------    -----------------------  --------------------
                                 Number          Amount       Number        Amount       Number        Amount    Number     Amount
                                ---------      ---------     ---------     --------    ---------     ---------  ---------  ---------
                                                                                (In thousands)
Real estate loans:
Residential 1-4 family                  -      $      --             -     $    243            -     $       -          -  $       -
   Residential multifamily
     and nonresidential
     real estate                        -              -             -            -            -             -          -          -
   Home equity and second
     mortgage                           -              -             -            -            -             -          -          -
   Residential construction             -              -             -            -            -             -          -          -
                                ---------      ---------     ---------     --------    ---------     ---------  ---------  ---------

     Total real estate loans            -              -             -     $    243            -             -          -          -
                                ---------      ---------     ---------     --------    ---------     ---------  ---------  ---------

Consumer loan                           -              -             -            -            -             -          -          -

                                ---------      ---------     ---------     --------    ---------     ---------  ---------  ---------

Total                                   -      $       -             -     $    243            -     $       -          -  $       -
                                =========      =========     =========     ========    =========     =========  =========  =========

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

         The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------
                                                       1998        1997         1996          1995          1994
                                                     --------    --------     --------       ------       --------
Balance, beginning of period                         $    570    $    511     $    462       $   115      $     89

Provision for loan losses                                 180          60           50           350            26

Charge-offs:

Residential 1-4 family                                      -           -            -             -             -

 Consumer                                                   -           1            1             3             -

Recoveries:

 Residential 1-4 family                                     -           -            -             -             -

 Consumer                                                   -           -            -             -             -
                                                     --------    --------     --------       -------      --------

Balance, end of period                               $    750    $    570     $    511       $   462      $    115
                                                     ========    ========     ========       =======      ========

Net charge-offs as a % of average
 loans outstanding                                          -           -            -             -             -

Allowance at period end as a % of
 nonperforming loans                                        -           -            -             -             -

Allowance at period end as a % of
 nonperforming assets                                       -           -            -             -             -

Allowance at period end as a % of
  total gross loans                                       .69%        .58%         .57%          .57%          .16%


         The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                                          At December 31,
                              -----------------------------------------------------------------------------------------------------
                                        1998                      1997                    1996                      1995
                              -------------------------  -----------------------  -----------------------   -----------------------
                                                                           (In Thousands)
                                             Amount of                Amount of                Amount of                 Amount of
                              Amount of     Loans to     Amount of    Loans to    Amount of     Loans to     Amount of    Loans to
                              Allowance    Gross Loans   Allowance   Gross Loans  Allowance   Gross Loans   Allowance   Gross Loans
                              ---------    -----------   ---------   -----------  ---------   -----------   ---------   -----------
Real estate loans:
  Residential
    1-4 family                 $   188         76.37%    $   154         78.21%     $  138      76.32%      $    127       77.48%


  Residential multifamily
    and nonresidential
    real estate                    263         8.74          171         9.71          153       6.43            138        5.21


  Home equity and
    second mortgage                 53         2.25           58         2.72           52       2.78             46        2.67


  Residential construction         188        11.50          143         8.72          128      14.05            115       14.36
                               -------        ------     -------        ------      ------     ------       --------      ------


Total real estate loans            692        98.86          526        99.36          471      99.58            426       99.72


Consumer loans                      58         1.14           44          .64           40        .42             36         .28
                               -------       ------      -------       ------       ------     ------       --------      ------


  Total                        $   750       100.00%     $   570       100.00%      $  511     100.00%      $    462      100.00%
                               =======       ======      =======       ======       ======     ======       ========      ======

                                        At December 31,
                                   ------------------------
                                                  Amount of
                                   Amount of      Loans to
                                   Allowance    Gross Loans
                                   ---------    -----------
Real estate loans:
  Residential
    1-4 family                     $    45         74.91%


  Residential multifamily
    and nonresidential
    real estate                         23          6.88


  Home equity and
    second mortgage                     12          1.96


  Residential construction              24         15.98
                                   -------        ------


Total real estate loans                104         99.73


Consumer loans                          11          0.27
                                   -------        ------


  Total                            $   115        100.00%
                                   =======        ======

Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. On December 31, 1998, the carrying value of the Bank's investment securities portfolio totaled $19.7 million and consisted of interest-bearing deposits, U.S. government and agency securities, mortgage-backed securities, federal funds sold and stock in the FHLB of Atlanta. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA, FHLMC and SBA.

         The investment securities portfolio includes interest-bearing deposits of $4.4 million at December 31, 1998. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments may be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the interest yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

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

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances form the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost but the Bank may redeem the stock with the FHLB at its par value. As of December 31, 1998, the Bank's investment in stock of the FHLB of Atlanta was $1,569,800.

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

                                                               December 31,
                                 --------------------------------------------------------------------
                                          1998                     1997                  1996
                                 --------------------    --------------------   ---------------------
                                  Amortized    Market    Amortized     Market   Amortized     Market
                                    Cost       Value       Cost        Value      Cost        Value
                                  -------     -------     -------     -------     -------     -------
Interest-bearing
 deposits in other
   financial
   institutions .............     $ 4,406     $ 4,406     $ 2,701     $ 2,701     $ 7,916     $ 7,916
                                  -------     -------     -------     -------     -------     -------

Securities available-
   for-sale:
   Obligations of states
     and political
     subdivisions ...........     $   764     $   783     $ 1,854     $ 1,859     $ 2,019     $ 2,011
   Mortgage-backed securities       9,662       9,575        --          --          --          --
   Mutual funds .............           0           0           0           0         712         712
                                  -------     -------     -------     -------     -------     -------

Total securities
     available-for-
     sale ...................     $10,426     $10,358     $ 1,854     $ 1,859     $ 2,731     $ 2,723
                                  -------     -------     -------     -------     -------     -------

Securities held-
   to-maturity:
   U.S. government
     and agency
     securities .............     $   748     $   750     $ 3,489     $ 3,494     $ 4,753     $ 4,756
   Mortgage-backed
     securities .............       1,744       1,741       2,400       2,446       2,983       3,024
                                  -------     -------     -------     -------     -------     -------

Total securities
   held-to-maturity .........     $ 2,492     $ 2,491     $ 5,889     $ 5,940     $ 7,736     $ 7,780
                                  =======     =======     =======     =======     =======     =======

                                                 December 31
                                 --------------------------------------------
                                           1995                  1994
                                 --------------------------------------------
                                 Amortized     Market   Amortized      Market
                                   Cost        Value       Cost        Value
                                  -------     -------     -------     -------
Interest-bearing
 deposits in other
   financial
   institutions .............     $ 2,737     $ 2,737     $ 3,941     $ 3,941
                                  -------     -------     -------     -------

Securities available-
   for-sale:
   Obligations of states
     and political
     subdivisions ...........     $ 1,629     $ 1,630     $ 2,644     $ 2,521
   Mortgage-backed securities        --          --          --          --
   Mutual funds .............         670         672         616         616
                                  -------     -------     -------     -------

Total securities
     available-for-
     sale ...................     $ 2,299     $ 2,302     $ 3,260     $ 3,137
                                   -------     -------     -------     -------

Securities held-
   to-maturity:
   U.S. government
     and agency
     securities .............     $ 2,995     $ 3,016     $ 4,799     $ 4,635
   Mortgage-backed
     securities .............         274         274         319         334
                                  -------     -------     -------     -------

Total securities
   held-to-maturity .........     $ 3,269     $ 3,290     $ 5,118     $ 4,969
                                  =======     =======     =======     =======

(1) The net unrealized gain (loss) at December 31, 1998 and 1997 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is represented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's interest-bearing deposits, investment and mortgage-backed securities as of December 31, 1998.

                                                         After One Year Through   After Five Years Through
                                  One Year or Less            Five Years                 Ten Years               After Ten Years
                               ---------------------     ---------------------    -----------------------    ----------------------
                                            Weighted                  Weighted                 Weighted                    Weighted
                               Carrying      Average     Carrying     Average     Carrying      Average      Carrying       Average
                                 Value        Yield        Value       Yield        Value        Yield         Value        Yield
                                 -----        -----        -----       -----        -----        -----         -----        -----
Interest-bearing deposits
   in other financial
   institutions                $   4,406      4.90%       $    -          -%       $     -            -%     $        -        -%

Securities available-
   for-sale:
   Obligations of states
     and political
     subdivisions(1)           $       -         -%       $  386       4.73%       $   378         4.25%     $        -        -%
   Mortgage backed securities          -         -             -          -              -            -           9,662     5.79

     Total securities
     available-for-sale        $       -         -%       $  386       4.73%       $   378         4.25%     $    9,662     5.79%


Securities held-to-
   maturity:
   U.S. government and
     agency securities         $     748      6.35%       $    -          -%       $     -            -%     $        -        -%
   Mortgage-backed
     securities                        -         -             -          -              -            -           1,744     7.24

     Total securities
       held-to-maturity        $     748      6.35%       $    -          -%       $     -            -%     $    1,744     7.24%


Total investments, at
   carrying value              $     748      6.35%       $  386       4.73%       $   378         4.25%     $   11,406     6.01%


Total interest-bearing
   deposits and
   investments                 $   5,154      5.11%       $  386       4.73%       $   378         4.25%     $   11,406     6.01%

                                             Total
                                     ----------------------
                                                   Weighted
                                     Carrying       Average
                                       Value         Yield
                                       -----         -----
Interest-bearing deposits
   in other financial
   institutions                     $  4,406        4.90%

Securities available-
   for-sale:
   Obligations of states
     and political
     subdivisions(1)                $    764        4.49%
   Mortgage backed securities          9,662        5.79

     Total securities
     available-for-sale             $ 10,426        5.69%


Securities held-to-
   maturity:
   U.S. government and
     agency securities              $    748        6.37%
   Mortgage-backed
     securities                        1,744        7.24

     Total securities
       held-to-maturity             $  2,492        6.98%


Total investments, at
   carrying value                   $ 12,918        5.94%


Total interest-bearing
   deposits and
   investments                      $ 17,324        5.68%


(1) Yields on obligations of sates and political subdivisions are not calculated on a tax-equivalent basis.

Deposits and Borrowings

          General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, loan interest income, the stock offering, investment income, interest-bearing deposit income, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank had borrowings outstanding of $24.0 million at December 31, 1998 with the FHLB of Atlanta.

          Deposits. On December 31, 1998, 1997 and 1996, the Bank's deposits totaled $73.2 million, $67.0 million and $66.5 million, respectively.

          The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                                At or For the Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                  1998          1997          1996         1995            1994
                                             ------------  ------------  ------------  ------------  --------------
Total deposits at
   beginning of period                       $     66,973  $     66,564  $     73,035  $     69,140  $       64,282

Net increase (decrease)
   before interest credited                         3,823        (2,713)       (9,518)          914           3,021

Interest credited                                   2,380         3,122         3,047         2,981           1,837
                                             ------------  ------------  ------------  ------------  --------------

Total deposits at end of
   period                                    $     73,176  $     66,973  $     66,564  $     73,035  $       69,140
                                             ============  ============  ============  ============  ==============

          The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook and statement savings accounts, negotiable order of withdrawal accounts, money market accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising, local radio and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. The vast majority of the Bank's depositors are residents of North Carolina. In the unlikely event the Bank is liquidated following the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholders.

         The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.

                                                                           At December 31,
                                    ------------------------------   -----------------------------    -----------------------------
                                                  1998                          1997                              1996
                                    ------------------------------   -----------------------------    -----------------------------
                                              Weighted                        Weighted                         Weighted
                                               Average     % of                Average     % of                 Average     % of
                                    Amount       Rate     Deposits   Amount      Rate     Deposits    Amount      Rate     Deposits
                                    ------       ----     --------   ------      ----     --------    ------      ----     --------
                                                                          (Dollars in Thousands)
Demand Accounts
Passbook and statement accounts     $ 8,696      2.84%      12.26%  $ 9,189      3.00%      13.72%    $11,377      3.00%    16.06%
NOW accounts ..................       4,367       .54        5.90     2,242       .61        3.35       1,514      0.73      2.14
Money market deposit accounts .         841      2.45        1.14     2,463      2.46        3.68       2,416      2.45      3.41
                                    -------      ----      ------   -------      ----      ------     -------      ----    ------
     Total demand deposits ....      13,904      2.09       19.30    13,894      2.61       20.75      15,307      2.69     21.61
                                    -------      ----      ------   -------      ----      ------     -------      ----    ------

Time Deposits:
Certified accounts with
   original maturities of:
     3 months or less .........         599      4.67        1.54     1,348      4.80        2.01       3,786      4.86      5.34
     3-6 months ...............      13,502      4.90       18.22     7,894      5.33       11.79       9,205      5.23     12.99
     11-12 months .............      13,853      5.38       18.69    14,924      5.53       22.28      17,089      5.40     24.13
     13 months ................      10,128      5.72       13.66     3,494      5.94        5.22
     18 months ................       3,658      5.49        4.93     4,908      5.74        7.33       5,183      5.59      7.32
     24 months ................       3,171      5.64        4.28     3,508      5.70        5.24       3,483      5.98      4.92
     25 months ................       2,035      5.94        2.75     2,017      5.84        3.01
     30 months ................      12,197      5.75       16.46    14,986      5.7        22.37      16,781      6.16     23.69
     36 months ................         129      5.00         .17        --                                --
                                    -------      ----      ------   -------      ----      ------     -------      ----    ------

       Total certificates .....      59,272      5.44       80.70    53,079      5.62       79.25      55,527      5.62     78.39
                                    -------      ----      ------   -------      ----      ------     -------      ----    ------

          Total deposits ......     $73,176      4.80%     100.00%  $66,973      4.88%     100.00%    $70,834      4.99%   100.00%
                                    =======      ====      ======   =======      ====      ======     =======      ====    ======

          As of December 31, 1998, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $8.3 million.

                                                                   Amount
                                                                -----------
                                                               (In Thousands)

         3 Months or less                                        $       958
         Over three months through 6 months                            1,065
         Over 6 months through 12 months                               1,831
         Over 12 months                                                4,419
                                                                 -----------
             Total                                               $     8,273
                                                                 ===========

         Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At December 31, 1998 the Bank had outstanding borrowings from the FHLB of Atlanta totaling $23,967,000.

         The following table sets forth information relating to the weighted average rates and the maturities of the borrowings at December 31, 1998:

                                                                    Amount
                                                                 ------------
                                                                (In thousands)
         5.78% due on or before December 31, 1999                $      6,967
         5.52% due on or before August 2, 2003                          2,000
         5.09% due on or before August 28, 2008                        15,000
                                                                 ------------
             Total                                               $     23,967
                                                                 ============

Subsidiaries

          The Bank is the only subsidiary of the Company. The Bank has one wholly-owned subsidiary, Stone Street Financial Services, Inc. which was established in 1997 to provide investment discount brokerage services to the public.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds for short-term money market securities and other corporate and government securities. At December 31, 1998 there were at least six other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's market area. At December 31, 1998, the Bank had a deposit market share of approximately 25.14% in Davie County. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

         As of December 31, 1998, the Bank had 22 full-time employees. All full-time employees of the Bank are covered as a group for basic hospitalization, including major medical, dental, accidental death and dismemberment insurance as well as life and long term disability insurance. Optional medical and dental insurance is available for dependents which must be partially paid by the employee. In addition, in connection with the Conversion, the Bank adopted an employment stock ownership plan which will provide benefits to the Bank's employees.
         Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

         The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. This limitation precluded the Bank from taking a bad debt deduction in its 1998 and 1997 tax returns. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

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

         Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1998, 1997 and 1996.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion in part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distribution in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at December 31, 1998 includes approximately $2.6 million for which no provision for federal income tax has been made. See Note 8 to "Notes to Financial Statements".

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At December 31, 1998, the Bank had no post-1987 excess reserves. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending January 1, 1996.

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

State Taxation

         Under North Carolina law, the corporate income tax is 7.25% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

         The North Carolina corporate tax rate will drop to 7.00% in 1999 and 6.90% thereafter.

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

         In addition, the "cross-guarantee" provisions of the Federal Deposit Act, as amended ("FDA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings
Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital

("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

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

         The DIF Act provided for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

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

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsold condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1998, the Bank had a leverage ratio of 21.35%.

The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At December 31, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

         As of December 31, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $1.2 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Federal Home Loan Bank Systems. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of approximately $1,569,800.

         FIRREA has had the effect of reducing the dividends that the Bank receives on its stock in the FHLB of Atlanta. During fiscal 1998 and 1997, the Bank recorded dividend income of $79,449 and $52,600 respectively, with respect to its FHLB of Atlanta stock. FIRREA requires the FHLB to contribute a certain amount of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that the Bank will receive reduced dividends on its FHLB of Atlanta stock in future periods.

         Federal Reserve Systems. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 11.39%.

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

         Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized", "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order of written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) total risk-based capital ratio of less that 8%,
(ii) a Tier I risk-based capital ratio or less than 4% of (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1998, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

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

         Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutory permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

ITEM 2.  PROPERTIES

         At December 31, 1998, the Company conducted its business from its two offices in Mocksville and Advance, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1998. All properties are owned by the Company.

                                             Net Book Value           Deposits
            Address                           of Property         (In Thousands)
            -------                           -----------         --------------
Mocksville:                                   $   44,875           $      57,279
232 South Main Street
Mocksville, North Carolina 27028

Advance:                                      $  591,613           $      15,897
5361 U.S. Highway 158
Advance, North Carolina 27006

         The Bank's management considers the property to be in very good condition. The total net book value of the Bank's furniture, fixtures, equipment and vehicles on December 31, 1998 was $258,690.

ITEM 3.  LEGAL PROCEEDINGS

         In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         See the information under the section captioned "Capital Stock" in the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1, BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the table captioned "Selected Financial Data" in the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

                                                                              Year Ended December 31,
                                                                ---------------------------------------------------
                                                                  1998       1997       1996      1995        1994
                                                                -------    -------    -------    ------     -------
         Return on Average Assets (Net income divided
           by average total assets)                               1.37%      1.45%      1.43%       .88%      1.40%

         Return on Average Equity (Net income divided
           by average shareholders' equity)                       4.97%      4.52%      4.48%      6.00%      9.78%

         Average Equity to Average Assets Ratio
           (Average shareholders' equity divided by
           average total assets)                                 27.53%     32.07%     31.88%     14.64%     14.34%

         Interest Rate Spread for the Period                      3.20%      3.16%      2.62%      2.86%      3.59%

         Average Interest-Earning Assets to Average
           Interest-Bearing Liabilities                         133.32%    147.04%    147.90%    117.49%    114.11%

         Net Interest Margin                                      4.48%      4.77%      4.32%      3.62%      4.12%

         See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 16 in the Company's 1998 Annual Report which section is incorporated herein by reference.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 16 in the Company's 1998 Annual Report which section is incorporated herein by reference.

         Interest Rate Risk Management

         The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management meets monthly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

         Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company recently purchased securities, includes $9.7 million of adjustable rate mortgage-backed securities. At December 31, 1998, the Company had securities totaling $12.9 million, of which $10.4 million either have adjustable rates or mature in five years of less. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, sales, maturities of securities of $2.6 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At December 31, 1998, the Company had $8.7 million of regular savings accounts, and $5.2 million of money market, demand and NOW accounts representing 1.90% of total depositor accounts.

         The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The consolidated financial statements of the Bank set forth on pages 17 through 39 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 1998 and subsequent interim period.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 Election of Directors-General" and "Executive Officers" contained in the Proxy Statement, which sections are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1         Consolidated  Financial  Statements  are  contained in the Bank's
               1998  Annual   Report   attached   hereto  as  Exhibit  (13)  and
               incorporated herein by reference

                  (a) Independent Auditors' Report

                  (b)  Consolidated  Balance  Sheets as of December 31, 1998 and
                       1997

                  (c) Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                  (d) Consolidated  Statements of  Stockholders'  Equity for the
                      Years Ended December 31, 1998, 1997 and 1996

                  (e) Consolidated  Statements of Cash Flows for the Years Ended
                      December 31, 1998, 1997 and 1996

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

             Exhibit (11)          Statement  Regarding Computation of Per Share
                                   Earnings

             Exhibit (12)          Statement Regarding Computation of Ratios

             Exhibit (13)          Portions  of 1998  Annual  Report to Security
                                   Holders

             Exhibit (23)          Consent  of  Independent   Certified   Public
                                   Accountants

             Exhibit (21)          Subsidiaries of the Registrant

             Exhibit (27)          Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           STONE STREET BANCORP, INC.

Date:  March 29, 1999                By:   /s/ J. Charles Dunn
                                           -------------------
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                 Title                                   Date
---------                 -----                                   ----

/s/ J. Charles Dunn       President, Chief Executive Officer      March 29, 1999
-------------------       and Director
J. Charles Dunn

/s/ Allen W. Carter       Senior Vice President                   March 29, 1999
------------------
Allen W. Carter

/s/ Marjorie D. Foster    Vice President and Controller           March 29, 1999
----------------------
Marjorie D. Foster

/s/ Robert B. Hall        Director                                March 29, 1999
------------------
Robert B. Hall

/s/ William F. Junker     Director                                March 29, 1999
---------------------
William F. Junker

/s/ Donald G. Bowles      Director                                March 29, 1999
--------------------
Donald G. Bowles

/s/ Claude R. Horn, Jr.   Director                                March 29, 1999
-----------------------
Claude R. Horn, Jr.

/s/ George W. Martin      Director                                March 29, 1999
--------------------
George W. Martin

/s/ Terry Bralley         Director                                March 29, 1999
Terry B. Bralley

/s/ Ronald H. Vogler      Director                                March 29, 1999
--------------------
Ronald H. Vogler

                                INDEX TO EXHIBITS


Exhibit No.                Description

Exhibit (11)               Statement Regarding Computation of Per Share Earnings

Exhibit (12)               Statement Regarding Computation of Ratios

Exhibit (13)               1998 Annual Report

Exhibit (21)               Subsidiary of the Registrant

Exhibit (23)               Consent of Independent Certified Public Accountants

Exhibit (27)               Financial Data Schedule