Form 10-Q
period 1999-03-31
STONE STREET BANCORP INC
filed 1999-05-13
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 1999
                              --------------------------------------------------
                                                    OR


( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________
Commission file number                           1-14230
                      ----------------------------------------------------------


                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


            NORTH CAROLINA                                      56-1949352
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization                                Identification No.)

               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)
                                     27028
                   ----------------------------------------
                (Registrant's telephone number, including area code)

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

Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,638,452 OF COMMON STOCK AS
                                                    ----------------------------
OF MAY 7, 1999.
---------------

                          STONE STREET BANCORP, INC.

                                     INDEX

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements:

         Consolidated Statements of Financial Condition -
         March 31, 1999 (Unaudited) and December 31, 1998                    1-2

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1999 and 1998 (Unaudited)                3

         Consolidated Statement of Stockholders' Equity
         for the Three Months Ended March 31, 1999 (Unaudited)                 4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1999 and 1998 (Unaudited)                           5-6


Notes to Consolidated Financial Statements                                     7


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                      9

Signatures                                                                    10

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     MARCH 31,  1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                  MARCH 31,     DECEMBER 31,
                                                     1999           1998
                                                --------------  -------------
                                                 (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                          $  2,815,138    $  2,404,062
INTEREST-BEARING DEPOSITS                           4,833,926       4,405,831
FEDERAL FUNDS SOLD                                  1,621,856         877,977
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-March 31, 1999 - $1,625,168;
  December 31, 1998 - $2,491,031)                   1,625,441       2,492,681
 Securities available for sale,
  at market value                                   9,902,244      10,357,716
                                                 ------------    ------------
   Total                                           11,527,685      12,850,397

LOANS RECEIVABLE-Net                              103,143,822     102,549,417
FEDERAL HOME LOAN BANK STOCK                        1,569,800       1,569,800
OFFICE PROPERTIES AND EQUIPMENT-Net                 1,056,682         909,129
ACCRUED INTEREST RECEIVABLE                           503,397         670,091
DEFERRED INCOME TAXES                                 637,157         627,341
REFUNDABLE INCOME TAXES                                               116,139
PREPAID EXPENSES AND OTHER ASSETS                     167,319         102,027
CASH SURRENDER VALUE OF LIFE INSURANCE                190,580         190,580
                                                 ------------    ------------

TOTAL                                            $128,067,362    $127,272,791
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                                $  9,036,402    $  8,696,463
 Money Market and NOW Accounts                      4,854,937       5,208,259
 Time, $100,000 and over                            8,988,387       8,273,195
 Other Time                                        50,111,234      50,998,371
                                                 ------------    ------------
  Total deposits                                   72,990,960      73,176,288

ADVANCES FROM FHLB                                 24,933,333      23,966,667
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                    642,103         358,310
ACCRUED INCOME TAXES                                  193,069
ACCRUED INTEREST PAYABLE                              356,532         296,057
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                          923,853         986,925
                                                 ------------    ------------
  TOTAL LIABILITIES                              $100,039,850    $ 98,784,247
                                                 ============    ============

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                     MARCH 31,  1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                  MARCH 31,      DECEMBER  31,
                                                     1999            1998
                                                --------------  --------------
                                                 (Unaudited)
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Common Stock, no par value,
  20,000,000 authorized;  March 31, 1999 -
  1,638,452 issued and outstanding;
  December 31, 1998 - 1,692,352
  issued and outstanding                         $ 17,971,281    $ 18,432,340
 Unearned ESOP shares                              (1,746,634)     (1,859,376)
 Unamortized deferred compensation                 (1,244,734)     (1,244,734)
 Retained Earnings                                 13,100,472      13,199,631
 Accumulated other comprehensive income, net          (52,873)        (39,317)
                                                 ------------    ------------
   Total stockholders' equity                      28,027,512      28,488,544
                                                 ------------    ------------

TOTAL                                            $128,067,362    $127,272,791
                                                 ============    ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                      THREE MONTHS     THREE MONTHS
                                         ENDED            ENDED
                                        MARCH 31,        MARCH 31,
                                          1999             1998
                                      ------------     ------------
                                       (Unaudited)      (Unaudited)
INTEREST INCOME:
Interest and fees on loans            $  2,142,568     $  1,984,593
Interest on investments:
 U.S. Treasury and
   Government Agency                         7,259           49,230
 Mortgage backed securities                146,173           41,948
 Municipal securities                          881           19,161
 Other interest                            141,297           94,801
                                      ------------     ------------
     Total interest income               2,438,178        2,189,733
                                      ------------     ------------

COST OF FUNDS:
Interest on time deposits                  794,052          740,243
Interest on interest bearing
  demand deposits                           11,338           18,485
Interest on savings deposits                61,111           70,277
Interest on FHLB advances                  325,872          122,411
                                      ------------     ------------
     Total interest expense              1,192,373          951,416
                                      ------------     ------------

NET INTEREST INCOME                      1,245,805        1,238,317

PROVISION FOR LOAN LOSSES                   45,000           30,000
                                      ------------     ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              1,200,805        1,208,317
                                      ------------     ------------

OTHER OPERATING INCOME:
Loan fees and charges                       15,077           12,389
Other fees and commissions                  26,877           17,171
Other - net                                  5,643            4,299
                                      ------------     ------------
     Total other income                     47,597           33,859
                                      ------------     ------------

OTHER OPERATING EXPENSES:
Compensation and related benefits          376,951          339,279
Insurance                                   10,675           12,943
Occupancy and equipment                     79,427           69,609
Other                                       88,736           70,909
                                      ------------     ------------
     Total                                 555,789          492,740
                                      ------------     ------------

INCOME BEFORE INCOME TAXES                 692,613          749,436

INCOME TAXES                               265,383          286,158
                                      ------------     ------------

NET INCOME                            $    427,230          463,278
                                      ============     ============

NET INCOME PER SHARE - BASIC          $        .26     $        .25
                                      ============     ============

NET INCOME PER SHARE - DILUTED        $        .26     $        .25
                                      ============     ============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                                                      Accumulated
                                                              Unearned     Unamortized                   Compre-         Other
                                   Shares       Common          ESOP        Deferred       Retained      hensive     Comprehensive
                                 Outstanding     Shares        Shares      Compensation    Earnings       Income         Income
                                -------------  -----------  ------------  -------------  ------------  ------------  --------------
Balance at December 31, 1998       1,692,352   $18,432,340  $ (1,859,376)  $ (1,244,734) $ 13,199,631                 $    (39,317)
Net income                                                                                    427,230       427,230
Purchase of Treasury Stock         (53,900)     (461,059)                                    (333,870)
Release of ESOP Shares                                           112,742
Cash dividends
 ($.1175 per share)                                                                          (192,519)
Change in unrealized
 holding gains (losses)
 net of income taxes of $9,816                                                                              (13,556)       (13,556)
                                                                                                       ------------
  Total comprehensive income                                                                           $    413,674
                                                                                                       ============
                                -------------  -----------  ------------  -------------  ------------                --------------
Balance at March 31, 1999           1,638,452  $17,971,281  $(1,746,634)  $ (1,244,734)  $ 13,100,472                $     (52,873)
                                =============  ===========  ============  =============  ============                ==============

                                                    Total
                                                Stockholders'
                                                    Equity
                                                --------------
Balance at December 31, 1998                    $  28,488,544
Net income                                            427,230
Purchase of Treasury Stock                           (794,929)
Release of ESOP Shares                                112,742
Cash dividends
 ($.1175 per share)                                  (192,519)
Change in unrealized
 holding gains (losses)
 net of income taxes of $9,816                        (13,556)

  Total comprehensive income

                                                -------------
Balance at March 31, 1999                       $  28,027,512
                                                =============

                See notes to consolidated financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                             MARCH 31, 1999   MARCH 31, 1998
                                                             ---------------  ---------------
                                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                                   $      427,230   $      463,278
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                                         25,537           22,113
Provision for loan loss                                              45,000           30,000
Decrease (increase) in accrued interest receivable                  166,694          (39,055)
Decrease (increase) in other assets                                 (65,292)         (62,245)
Decrease (increase) in refundable income taxes                      116,139          125,460
Increase (decrease) in accounts payable under
  remittance service agreement                                      283,793         (318,303)
Increase (decrease) in accrued interest payable                      60,475           73,560
Increase (decrease) in accounts payable and
  accrued liabilities                                               (97,737)         (15,000)
Increase (decrease) in cash dividends payable
Increase (decrease) in accrued income taxes                         193,069          108,743
(Increase) decrease in deferred income taxes                         (9,816)           3,373
                                                                 ----------      -----------
   Net cash provided by operating
      activities                                                  1,145,092          391,924
                                                                 ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                              (639,405)      (2,785,030)
Proceeds from maturities of held to maturity securities             867,240        1,082,534
Proceeds from maturities of available-for-sale securities           441,916          221,968
Purchase of premises and equipment                                 (173,090)               0
                                                                 ----------      -----------

  Net cash provided by (used in) investing
      activities                                                    496,661       (1,480,528)
                                                                 ----------      -----------

                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                            THREE MONTHS        THREE MONTHS
                                                                ENDED               ENDED
                                                           MARCH 31, 1999      MARCH 31, 1998
                                                           --------------      --------------
                                                             (Unaudited)         (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                                  (185,328)            783,624
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                             34,665              36,670
Increase (decrease) in Federal Home Loan Bank Advances            966,666           2,150,000
Purchase of Treasury Stock at cost                               (794,929)           (353,393)
Decrease in note receivable - ESOP                                112,742              88,197
Payment of cash dividends                                        (192,519)           (216,287)
                                                           --------------      --------------
   Net cash provided by financing activities                      (58,703)          2,488,811
                                                           --------------      --------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   1,583,050           1,400,207

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     7,687,870           4,704,071
                                                           --------------      --------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                $    9,270,920      $    6,104,278
                                                           ==============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                 $      346,332      $      755,445
                                                           ==============      ==============

  Income taxes                                             $            0      $      229,075
                                                           ==============      ==============

                 See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and the consolidated cash flows for the three months ended March 31, 1999 and 1998.

     The accounting policies followed by the Holding Company are set forth in
     Note 1 to the Company's financial statements included in Form 10-K on file with the Securities and Exchange Commission.

2. The consolidated financial statements include the financial results of Stone Street Bancorp, Inc., its wholly-owned subsidiary, Stone Street Bank and Trust and Stone Street Financial Services, Inc., a subsidiary of the Bank.

3. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the three month periods ended March 31, 1999 and 1998 includes operations for both Stone Street Bank and Trust and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended March 31, 1999 and 1998 were 1,650,378 and 1,889,185, respectively and was used in calculating earnings per share for the three month periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

          FINANCIAL CONDITION

          For the three months ended March 31, 1999, total assets increased $795,000 or .62%. Cash balances and interest bearing deposits increased $839,200 or 12.32% while federal funds increased by $744,000 compared to December, 1998. Investment securities decreased $1,323,000 or 10.29%. Net loans increased to $103,144,000 an increase of $594,000 or .58% over the December 1998 balance of $102,549,417. Deposits decreased $185,000 during the first quarter of 1999. Advances from the Federal Home Loan Bank of Atlanta totaled $24,933,333 at March 31, 1999, an increase of $967,000 or 4.03% over the December, 1998 level. These increased borrowings were used to fund the $594,000 of loan originations during the first quarter of 1999. Stockholders' equity decreased $461,000 from December, 1998 which is comprised of an increase due to net income of $427,230 during the first quarter a reduction due to cash dividends declared and paid of $192,519 during the first quarter, an increase of $112,742 due to the release of ESOP shares and a reduction in equity of $794,929 due to the Bank acquiring treasury stock during this period.

          RESULTS OF OPERATIONS

          Three Months Ended March 31, 1999 and 1998

          Net income for the three months ended March 31, 1999 was $427,230 compared to $463,278 for the comparable period in 1998. Total interest income increased $248,445 or 11.35% while total interest expense increased $240,957 or 25.33% due to the increased FHLB borrowings during the year ended December 31, 1998 and the first quarter of 1999. Net interest income increased $7,488 or .60% and was further reduced by an increase of $15,000 in the loan loss provision. Other operating income increased to $47,597 in 1999 compared to $33,859 in 1998 for the three month periods. Other operating expenses increased from $492,740 in 1998 to $555,789 in 1999, an increase of $63,049 or
          12.80%. Income tax expense decreased $20,775 due to the reduction in net income during the three month period in 1999 compared to 1998.

PART II  -  OTHER INFORMATION

Item 6b.    Reports on Form 8-K

There were no Form 8-K's filed during the First Quarter of 1999

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          STONE STREET BANCORP, INC.


Date: May 13, 1999                         By: /s/ J. Charles Dunn
      -------------------------------         ---------------------------------
                                              J. Charles Dunn
                                              President and Chief Executive
                                              Officer


Date: May 13, 1999                         By: /s/ Marjorie D. Foster
      ------------------------------          ---------------------------------
                                              Marjorie D. Foster
                                              Controller