Form 10-Q
period 1999-06-30
STONE STREET BANCORP INC
filed 1999-08-12
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1999
                              ---------------
                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________
Commission file number     1-14230
                      -----------------

                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


          North Carolina                                         56-1949352
          --------------                                         ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
          or organization                                    Identification No.)


               232 SOUTH MAIN STREET, MOCKSVILLE, NORTH CAROLINA
               -------------------------------------------------
                   (Address of principal executive offices)

                                  (Zip Code)
                                     27028
                -----------------------------------------------
             (Registrant's telephone number, including area code)

                                (336) 751-5936
                        -------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,638,452 of common stock as
                                                    ----------------------------
of August 12, 1999.
------------------

                          STONE STREET BANCORP, INC.

                                     INDEX


--------------------------------------------------------------------------------

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Financial Statements:

          Consolidated Statements of Financial Condition -
          June 30, 1999 (Unaudited) and December 31, 1998                 1-2

          Consolidated Statements of Operations -
          Six Months Ended June 30, 1999 and 1998 (Unaudited)               3

          Consolidated Statement of Stockholders' Equity
          for the Six Months Ended June 30, 1999 (Unaudited)                4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1999 and 1998 (Unaudited)                        5-6

Notes to Consolidated Financial Statements                                  7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                  9

Signatures                                                                 10

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                            JUNE 30,             DECEMBER 31,
                                                              1999                   1998
                                                       ---------------           --------------
                                                           (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                                $     2,267,885           $    2,404,062
INTEREST-BEARING DEPOSITS                                    3,020,900                4,405,831
FEDERAL FUNDS SOLD                                           2,000,392                  877,977
INVESTMENT SECURITIES
   Securities held-to-maturity
      (market value-June 30, 1999 - $1,508,442;
      December 31, 1998 - $2,491,031)                        1,506,291                2,492,681
   Securities available for sale,
      at market value                                        9,377,500               10,357,716
                                                       ---------------           --------------
        Total                                               10,883,791               12,850,397

LOANS RECEIVABLE-Net                                       105,505,198              102,549,417
FEDERAL HOME LOAN BANK STOCK                                 1,426,700                1,569,800
OFFICE PROPERTIES AND EQUIPMENT-Net                          1,457,293                  909,129
ACCRUED INTEREST RECEIVABLE                                    556,166                  670,091
DEFERRED INCOME TAXES                                          644,515                  627,341
REFUNDABLE INCOME TAXES                                        261,294                  116,139
PREPAID EXPENSES AND OTHER ASSETS                              166,728                  102,027
CASH SURRENDER VALUE OF LIFE INSURANCE                         238,408                  190,580
                                                       ---------------           --------------
TOTAL                                                  $   128,429,270           $  127,272,791
                                                       ===============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
   Savings Accounts                                    $     9,390,680           $    8,696,463
   Money Market and NOW Accounts                             5,153,286                5,208,259
   Time, $100,000 and over                                   7,504,289                8,273,195
   Other Time                                               47,493,281               50,998,371
                                                       ---------------           --------------
      Total deposits                                        69,541,536               73,176,288

ADVANCES FROM FHLB                                          28,533,333               23,966,667
AMOUNTS PAYABLE UNDER REMITTANCE
   SERVICE AGREEMENT                                           780,255                  358,310
 ACCRUED INTEREST PAYABLE                                      277,981                  296,057
ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                               1,001,422                  986,925
                                                       ---------------           --------------
      TOTAL  LIABILITIES                               $   100,134,527           $   98,784,247
                                                       ===============           ==============

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                      JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                     JUNE 30,     DECEMBER 31,
                                                       1999           1998
                                                  -------------   ------------
                                                    (Unaudited)
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
   5,000,000 shares authorized, no shares
   issued and outstanding
 Common Stock, no par value,
   20,000,000 authorized; June 30, 1999-
   1,638,452 issued and outstanding;
   December 31, 1998 - 1,692,352
   issued and outstanding                         $  17,969,135   $  18,432,340
 Unearned ESOP shares                                (1,746,634)     (1,859,376)
 Unamortized deferred compensation                     (976,559)     (1,244,734)
 Retained Earnings                                   13,111,836      13,199,631
 Accumulated other comprehensive income, net            (63,035)        (39,317)
                                                  -------------   -------------
     Total stockholders' equity                      28,294,743      28,488,544
                                                  -------------   -------------

TOTAL                                             $ 128,429,270   $ 127,272,791
                                                  -------------   -------------

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                   THREE MONTHS        THREE MONTHS        SIX MONTHS        SIX  MONTHS
                                                      ENDED               ENDED              ENDED              ENDED
                                                     JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                       1999                1998              1999                1998
                                               -----------------  ------------------  ------------------  -----------------
                                                  (Unaudited)       (Unaudited)          (Unaudited)         (Unaudited)
INTEREST INCOME:
Interest and fees on loans                     $       2,090,069  $        2,049,649  $        4,232,637  $       4,034,242
Interest on investments:
   U. S. Treasury and
       Government Agency                                       -              23,342               7,259             72,572
   Mortgage backed securities                            114,381              38,527             260,554             80,475
   Municipal Securities                                    8,556              14,512              17,154             33,673
   Other interest                                        135,998             126,600             269,578            221,401
                                               -----------------  ------------------  ------------------  -----------------
         Total interest income                         2,349,004           2,252,630           4,787,182          4,442,363
                                               -----------------  ------------------  ------------------  -----------------

COST OF FUNDS:
Interest on time deposits                                743,168             750,530           1,537,220          1,490,773
Interest on interest bearing
    demand deposits                                       12,565              19,344              23,903             37,829
Interest on savings deposits                              67,658              76,011             128,769            146,288
Interest on FHLB advances                                340,098             128,783             665,970            251,194
                                               -----------------  ------------------  ------------------  -----------------
         Total interest expense                        1,163,489             974,668           2,355,862          1,926,084
                                               -----------------  ------------------  ------------------  -----------------

NET INTEREST INCOME                                    1,185,515           1,277,962           2,431,320          2,516,279

PROVISION FOR LOAN LOSSES                                 45,000              30,000              90,000             60,000
                                               -----------------  ------------------  ------------------  -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                          1,140,515           1,247,962           2,341,320          2,456,279
                                               -----------------  ------------------  ------------------  -----------------

OTHER OPERATING INCOME:
Loan fees and charges                                     12,980              14,212              28,057             26,601
Other fees and commissions                                31,453              19,136              58,330             36,307
Other - net                                                4,387               2,298              10,030              6,597
                                               -----------------  ------------------  ------------------  -----------------
         Total other income                               48,820              35,646              96,417             69,505
                                               -----------------  ------------------  ------------------  -----------------

OTHER OPERATING EXPENSES:
Compensation and related benefits                        648,462             627,979           1,025,413            967,258
Insurance                                                 10,834              13,917              21,509             26,860
Occupancy and equipment                                   77,777              69,123             157,204            138,732
Other                                                    127,483              86,483             216,219            157,392
                                               -----------------  ------------------  ------------------  -----------------
         Total                                           864,556             797,502           1,420,345          1,290,242
                                               -----------------  ------------------  ------------------  -----------------

INCOME BEFORE INCOME TAXES                               324,779             486,106           1,017,392          1,235,542

INCOME TAXES                                             123,042             185,409             388,425            471,567
                                               -----------------  ------------------  ------------------  -----------------

NET INCOME                                     $         201,737  $          300,697  $          628,967  $         763,975
                                               =================  ==================  ==================  =================

NET INCOME PER SHARE - BASIC                   $             .12  $              .16  $              .38  $             .41
                                               =================  ==================  ==================  =================

NET INCOME PER SHARE - DILUTED                 $             .12  $              .16  $              .38  $             .41
                                               =================  ==================  ==================  =================


                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                                                                   Unearned        Unamortized
                                                     Shares         Common           ESOP           Deferred       Retained
                                                  Outstanding       Shares          Shares        Compensation     Earnings
                                                 ------------   -------------    ------------    -------------   -------------
Balance at December 31, 1998                       1,692,352    $  18,432,340    $ (1,859,376)   $  (1,244,734)  $  13,199,631
Net income                                                                                                             628,967
Purchase of Treasury Stock                           (53,900)        (463,205)                                        (331,724)
Release of ESOP Shares                                                                112,742
Amortization of unearned
  compensation                                                                                         268,175
Cash dividend                                                                                                         (385,038)
 Change in unrealized
   holding gains (losses)
   net of income taxes of $17,174

      Total comprehensive income

                                                 -----------    -------------    ------------   --------------   -------------
Balance at June 30, 1999                           1,638,452    $  17,969,135    $ (1,746,634)   $    (976,559)  $  13,111,836
                                                 ===========    =============    ============   ==============   =============
                                                                  Accumulated
                                                    Compre-         Other            Total
                                                    hensive      Comprehensive    Stockholders'
                                                    Income          Income           Equity
                                                 -------------  --------------   ------------
Balance at December 31, 1998                                    $      (39,317)  $ 28,488,544
Net income                                             628,967                        628,967
Purchase of Treasury Stock                                                           (794,929)
Release of ESOP Shares                                                                112,742
Amortization of unearned
  compensation                                                                        268,175
Cash dividend                                                                        (385,038)
 Change in unrealized
  holding gains (losses)
  net of income taxes of $17,174                       (23,718)        (23,718)       (23,718)
                                                 -------------
     Total comprehensive income                  $     605,249
                                                 =============
                                                                --------------   -------------
Balance at June 30, 1999                                        $      (63,035)  $ 28,294,743
                                                                ==============   =============

                See notes to consolidated financial statements.

                          STONE STREET BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              SIX MONTHS       SIX MONTHS
                                                                 ENDED            ENDED
                                                             JUNE 30, 1999    JUNE 30, 1998
                                                             --------------   --------------
                                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                                     $   628,967     $   763,975
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                                                        51,306          43,344
Provision for loan loss                                             90,000          60,000
Deferred income tax                                                (17,174)          3,633
Contributions allowing the release of
  ESOP shares                                                      112,742          88,197
Compensation earned under the Management
  Recognition Plan                                                 268,175         273,162
Decrease (increase) in accrued interest receivable                 113,925         (41,834)
Decrease (increase) in other assets                               (112,529)         (2,481)
Decrease (increase) in refundable income taxes                    (145,155)       (148,709)
Increase (decrease) in accounts payable under
  remittance service agreement                                     421,945        (769,212)
Increase (decrease) in accrued interest payable                    (18,076)         63,697
Increase (decrease) in accounts payable and
  accrued liabilities                                              (57,217)        (61,805)
                                                               -----------     -----------
    Net cash provided by operating
      activities                                                 1,336,909         271,967
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                           (3,045,781)     (5,234,513)
Proceeds from maturities of held-to-maturity                       986,390       3,152,006
Proceeds from maturities of available-for-sale securities          956,498       1,086,548
Redemption (Purchase) of FHLB stock                                143,100         (89,200)
Purchase of premises and equipment                                (599,470)         (9,169)
                                                               -----------     -----------
  Net cash provided by (used in) investing
      activities                                                (1,559,263)    $(1,094,328)
                                                               -----------     -----------

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                 SIX MONTHS      SIX MONTHS
                                                                   ENDED           ENDED
                                                               JUNE 30, 1999   JUNE 30, 1998
                                                               --------------  --------------
                                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits                                  $(3,634,752)    $ 1,852,255
Increase (decrease) in advance payments
  by borrowers for taxes and insurance                                71,714          77,118
Increase (decrease) in Federal Home Loan Bank Advances, net        4,566,666       3,400,000
Purchase of Treasury Stock                                          (794,929)     (1,101,781)
Cash dividends paid                                                 (385,038)       (429,607)
                                                                 -----------     -----------
   Net cash provided by financing activities                        (176,339)      3,797,985
                                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (398,693)      2,975,624

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        7,687,870       4,704,071
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                      $ 7,289,177     $ 7,679,695
                                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the periods for:

  Interest                                                       $ 2,373,938     $ 1,862,387
                                                                 ===========     ===========

  Income taxes                                                   $   533,580     $   620,276
                                                                 ===========     ===========

                See notes to consolidated financial statements

                          STONE STREET BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of June 30, 1999 and December 31, 1998, the results of operations for the six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months ended June 30, 1999 and 1998.

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

3. The results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the six month periods ended June 30, 1999 and 1998 includes operations for both Stone Street Bank and Trust and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended June 30, 1999 and 1998 were 1,644,680 and 1,865,778, respectively and for the six months ended June 30, 1999 and 1998 were 1,650,378 and 1,877,513 respectively and was used in calculating earnings per share for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

        FINANCIAL CONDITION

        For the six months ended June 30, 1999, total assets increased $1,156,479 or .91%. Cash balances and interest bearing deposits decreased $1,521,108 or 22.34% while federal funds increased by $1,122,415 compared to December, 1998. Investment securities decreased $1,966,606 or 15.30%. Net loans increased to $105,505,198, an increase of $2,955,781 or 2.88% over the December 1998 balance of $102,549,417.
        Deposits decreased $3,634,752 during the first six months period. Advances from the Federal Home Loan Bank of Atlanta totaled $28,533,333 at June 30, 1999, an increase of $4,566,666 or 19.05% over the December, 1998 level. These increased borrowings were used to fund the $2,955,781 of loan originations during the first six months of 1999. Stockholders' equity decreased $193,801 from December, 1998 which is comprised of an increase due to net income of $628,967 during the first six months, a reduction due to cash dividends declared and paid of $385,038 during the first six months, an increase of $112,742 due to the release of ESOP shares and a reduction in equity of $794,929 due to the Bank acquiring treasury stock during this period.

        RESULTS OF OPERATIONS

        Three Months Ended June 30, 1999 and 1998

        Net income for the three months ended June 30, 1999 was $201,737 compared to $300,697 for the comparable period in 1998. Total interest income increased $96,374 or 4.28% while total interest expense increased $188,821 or 19.37% due to the increased FHLB borrowings during the year ended December 31, 1998 and the first six months of 1999. Net interest income decreased $92,447 or 7.23% and was further reduced by an increase of $15,000 in the loan loss provision. Other operating income increased to $48,820 in 1999 compared to $35,646 in 1998 for the three month periods. Other operating expenses increased from $797,502 in 1998 to $864,556 in 1999, an increase of $67,054 or 8.41%. Included in other operating expense is the vesting of the MRP plan for the third year. The compensation expense recognized due to this transaction totaled $268,175 in 1999 compared to $273,162 in 1998. Income tax expense decreased $62,367 due to the reduction in net income during the three month period in 1999 compared to 1998.

        Six Months Ended June 30, 1999 and 1998

        Net income for the six months ended June 30, 1999 was $628,967 compared to $763,975 for the comparable period in 1998. Total interest income increased $344,819 or 7.76% while total interest expense increased $429,778 or 22.31% due to increased borrowings from the FHLB. Net interest income decreased $84,959 or 3.38% and was further reduced by an increase in the loan loss provision of $30,000 during the six month period in 1999. Other operating income increased to $96,417 in 1999 compared to $69,505 in 1998 for the six month period. Other operating expenses increased from $1,290,242 in 1998 to $1,420,345 in 1999, an increase of $130,103 or 10.08% This increase primarily includes a $58,155 increase in compensation expense, and $18,472 increase in occupancy and equipment expense and a $58,827 increase in other operating costs. Income tax expense decreased $83,142 due to the reduction in net income during the six month period in 1999 compared to 1998.

PART II  -   OTHER INFORMATION

Item 6b.  Reports on Form 8-K

          A Form 8-K was filed during the Second Quarter of 1999 which announced on April 14, 1999 that Stone Street Bank & Trust has entered into a definitive Agreement of Combination with CCB Financial Corporation. The Agreement is contingent upon approval from the Corporation's Shareholders and regulatory authorities.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.



Date:  August 12, 1999                 By: /s/ J. Charles Dunn
      -----------------------              -------------------------------------
                                           J. Charles Dunn
                                           President and Chief Executive Officer


Date:  August 12, 1999                 By:  /s/ Marjorie D. Foster
      -----------------------               ------------------------------------
                                            Marjorie D. Foster
                                            Controller