Form 10-Q
period 1999-09-30
STONE STREET BANCORP INC
filed 1999-11-12
CIK 1004643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                               -------------------------------------------------
                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number                  1-14230
                      ----------------------------------------------------------


                          STONE STREET BANCORP, INC.
            (Exact name of registrant as specified in its charter)


      North Carolina                                       56-1949352
----------------------------                          -------------------
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

                                 (336)751-5936
                    --------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,638,452 of common stock as
                                                  ----------------------------
of October 1, 1999.
-------------------

                          STONE STREET BANCORP, INC.

                                     INDEX

--------------------------------------------------------------------------------



                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements:

          Consolidated Statements of Financial Condition -
          September 30, 1999 (Unaudited) and December 31, 1998              1-2

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended September 30, 1999
          and 1998 (Unaudited)                                               3

          Consolidated Statement of Stockholders' Equity
          for the Nine Months Ended September 30, 1999 (Unaudited)           4

          Consolidated Statements of Cash Flows -Nine Months
          Ended September 30, 1999 and 1998 (Unaudited)                     5-6


Notes to Consolidated Financial Statements                                   7


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8


PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                                   9


Signatures                                                                  10

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                  ---------------  -------------
                                                    (Unaudited)
ASSETS
------

CASH AND DUE FROM BANKS                             $  1,643,013    $  2,404,062
INTEREST-BEARING DEPOSITS                              3,380,496       4,405,831
FEDERAL FUNDS SOLD                                       529,619         877,977
INVESTMENT SECURITIES
 Securities held-to-maturity
  (market value-September 30, 1999 - $1,405,853;
  December 31, 1998 - $2,491,031)                      1,409,602       2,492,681
 Securities available for sale,
  at market value                                      8,672,505      10,357,716
                                                    ------------    ------------
   Total                                              10,082,107      12,850,397

LOANS RECEIVABLE-Net                                 108,299,722     102,549,417
FEDERAL HOME LOAN BANK STOCK                           1,636,700       1,569,800
OFFICE PROPERTIES AND EQUIPMENT-Net                    1,838,038         909,129
ACCRUED INTEREST RECEIVABLE                              548,489         670,091
DEFERRED INCOME TAXES                                    663,366         627,341
REFUNDABLE INCOME TAXES                                  177,190         116,139
PREPAID EXPENSES AND OTHER ASSETS                        153,666         102,027
CASH SURRENDER VALUE OF LIFE INSURANCE                   239,887         190,580
                                                    ------------    ------------

TOTAL                                               $129,192,293    $127,272,791
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
 Savings Accounts                                   $  8,697,373    $  8,696,463
 Money Market and NOW Accounts                         4,855,425       5,208,259
 Time, $100,000 and over                               7,131,312       8,273,195
 Other Time                                           45,254,580      50,998,371
                                                    ------------    ------------
  Total deposits                                      65,938,690      73,176,288

ADVANCES FROM FHLB                                    32,700,000      23,966,667
AMOUNTS PAYABLE UNDER REMITTANCE
 SERVICE AGREEMENT                                       358,645         358,310
ACCRUED INTEREST PAYABLE                                 331,779         296,057
ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                           1,062,166         986,925
                                                    ------------    ------------
  TOTAL  LIABILITIES                                $100,391,280    $ 98,784,247
                                                    ============    ============




                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONT'D)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1999            1998
                                                 --------------  --------------
                                                  (Unaudited)
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value
  5,000,000 shares authorized, no shares
  issued and outstanding
 Common Stock, no par value,
  20,000,000 authorized; September 30, 1999 -
  1,638,452 issued and outstanding;
  December 31, 1998 - 1,692,352
  issued and outstanding                          $ 17,969,135    $ 18,432,340
 Unearned ESOP shares                               (1,650,668)     (1,859,376)
 Unamortized deferred compensation                    (805,559)     (1,244,734)
 Retained Earnings                                  13,377,170      13,199,631
 Accumulated other comprehensive income, net           (89,065)        (39,317)
                                                  ------------    ------------
   Total stockholders' equity                       28,801,013      28,488,544
                                                  ------------    ------------

TOTAL                                             $129,192,293    $127,272,791
                                                  ============    ============




                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                           THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                               ENDED          ENDED         ENDED          ENDED
                           SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                               1999           1998          1999           1998
                           -------------  ------------- -------------  -------------
                            (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
INTEREST INCOME:
Interest and fees on loans   $2,245,046     $2,121,418     $6,477,683   $6,155,660
Interest on investments:
 U. S. Treasury and
   Government Agency                  -         11,760          7,259       84,332
 Mortgage backed securities      29,764         82,377        290,318      162,852
 Municipal Securities             8,594          8,601         25,748       42,274
 Other interest                 125,016        136,172        394,594      357,573
                             ----------     ----------     ----------   ----------
     Total interest income    2,408,420      2,360,328      7,195,602    6,802,691
                             ----------     ----------     ----------   ----------

COST OF FUNDS:
Interest on time deposits       685,849        771,116      2,223,069    2,261,889
Interest on interest
 bearing demand deposits         12,911         18,007         36,814       55,836
Interest on savings
 deposits                        70,292         74,096        199,061      220,384
Interest on FHLB advances       419,467        258,059      1,085,437      509,253
                             ----------     ----------     ----------   ----------
     Total interest expense   1,188,519      1,121,278      3,544,381    3,047,362
                             ----------     ----------     ----------   ----------

NET INTEREST INCOME           1,219,901      1,239,050      3,651,221    3,755,329

PROVISION FOR LOAN LOSSES        45,000         30,000        135,000       90,000
                             ----------     ----------     ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES   1,174,901      1,209,050      3,516,221    3,665,329
                             ----------     ----------     ----------   ----------

OTHER OPERATING INCOME:
Loan fees and charges            17,787         12,971         45,844       39,572
Other fees and commissions       80,139         15,123        138,469       51,430
Other - net                         870          3,439         10,900       10,036
                             ----------     ----------     ----------   ----------
     Total other income          98,796         31,533        195,213      101,038
                             ----------     ----------     ----------   ----------

OTHER OPERATING EXPENSES:
Compensation and related
 benefits                       365,611        458,010      1,391,024    1,425,268
Insurance                        10,657          6,195         32,166       33,055
Occupancy and equipment          65,106         50,853        222,310      189,585
Other                            81,866         36,386        298,085      193,778
                             ----------     ----------     ----------   ----------
     Total                      523,240        551,444      1,943,585    1,841,686
                             ----------     ----------     ----------   ----------

INCOME BEFORE INCOME TAXES      750,457        689,139      1,767,849    1,924,681

INCOME TAXES                    292,604        262,847        681,029      734,414
                             ----------     ----------     ----------   ----------

NET INCOME                   $  457,853     $  426,292     $1,086,820   $1,190,267
                             ==========     ==========     ==========   ==========
NET INCOME PER SHARE -
 BASIC                       $      .28     $      .24     $      .66   $      .64
                             ==========     ==========     ==========   ==========
NET INCOME PER SHARE -
 DILUTED                     $      .28     $      .24     $      .66   $      .64
                             ==========     ==========     ==========   ==========

                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 Unearned     Unamortized                   Compre-
                                     Shares       Common           ESOP        Deferred       Retained      hensive
                                   Outstanding    Shares          Shares     Compensation     Earnings       Income
                                   -----------  ------------  -------------  ------------  ------------  --------------
Balance at December 31, 1998        1,692,352   $18,432,340    $(1,859,376)  $(1,244,734)  $13,199,631
Net income                                                                                   1,086,820       1,086,820
Purchase of Treasury Stock            (53,900)     (463,205)                                  (331,724)
Release of ESOP Shares                                             208,708
Amortization of unearned
 compensation                                                                    439,175
Cash dividends                                                                                (577,557)
Change in unrealized
 holding gains (losses)
 net of income taxes of $36,025                                                                                (49,748)
                                                                                                            ----------
  Total comprehensive income                                                                                $1,037,072
                                                                                                            ==========
                                   ----------   -----------    -----------   -----------   -----------
Balance at September 30, 1999       1,638,452   $17,969,135    $(1,650,668)  $  (805,559)  $13,377,170
                                   ==========   ===========    ===========   ===========   ===========
                                        Accumulated
                                           Other           Total
                                       Comprehensive   Stockholders'
                                          Income          Equity
                                      --------------   -------------
Balance at December 31, 1998             $  (39,317)    $28,488,544
Net income                                                1,086,820
Purchase of Treasury Stock                                 (794,929)
Release of ESOP Shares                                      208,708
Amortization of unearned
 compensation                                               439,175
Cash dividends                                             (577,557)
Change in unrealized
 holding gains (losses)
 net of income taxes of $36,025             (49,748)        (49,748)

  Total comprehensive income

                                      -------------    ------------
Balance at September 30, 1999            $  (89,065)    $28,801,013
                                      =============   =============


                See notes to consolidated financial statements.

                           STONE STREET BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                           NINE MONTHS          NINE MONTHS
                                              ENDED                ENDED
                                       SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                       -------------------  -------------------

                                           (Unaudited)          (Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income                                    $ 1,086,820         $  1,190,267
Adjustments to reconcile net
income to net cash provided
 by operating activities:
Depreciation                                       77,076               66,897
Provision for loan loss                           135,000               90,000
Deferred income tax                               (36,025)             (22,478)
Compensation earned under the Management
 Recognition Plan                                 439,175              273,162
Decrease (increase) in accrued interest
 receivable                                       121,602             (258,877)
Decrease (increase) in other assets              (100,946)              (9,143)
Decrease (increase) in refundable income taxes    (61,051)            (140,503)
Increase (decrease) in accounts payable under
 remittance service agreement                         335             (853,948)
Increase (decrease) in accrued interest payable    35,722              104,394
Increase (decrease) in accounts payable and
 accrued liabilities                              (20,484)              48,767
                                              -----------         ------------
  Net cash provided by operating
   activities                                   1,677,224              488,538
                                              -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                          (5,885,305)          (8,117,327)
Proceeds from maturities of held-to-maturity    1,083,079
Proceeds from maturities of
 available-for-sale securities                  1,635,463           (8,702,054)
Purchase of held-to-maturity securities                              3,160,614
Purchase of FHLB stock                            (66,900)            (459,000)
Purchase of premises and equipment             (1,005,985)             (55,058)
                                              -----------         ------------
  Net cash provided by (used in) investing
   activities                                  (4,239,648)        $(14,172,825)
                                              -----------         ------------



                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
   --------------------------------------------------------------------------

                                           NINE MONTHS          NINE MONTHS
                                              ENDED                ENDED
                                       SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                       -------------------  -------------------
                                           (Unaudited)          (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits               $(7,237,598)         $ 1,856,188
Increase (decrease) in advance payments
 by borrowers for taxes and insurance              95,725              101,907
Increase (decrease) in Federal Home
 Loan Bank Advances                             8,733,333           17,166,667
Payment of ESOP note receivable, net              208,708               88,197
Purchase of Treasury Stock                       (794,929)          (3,313,868)
Cash dividends paid                              (577,557)            (627,195)
                                              -----------          -----------
 Net cash provided by financing activities        427,682           15,271,896
                                              -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (2,134,742)           1,587,609

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      7,687,870            4,704,071
                                              -----------          -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                    $ 5,553,128          $ 6,291,680
                                              ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the periods for:

 Interest                                     $ 3,520,616          $ 2,942,968
                                              ===========          ===========

 Income taxes                                 $   742,080          $   874,917
                                              ===========          ===========




                 See notes to consolidated financial statements

                           STONE STREET BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of Stone Street Bancorp, Inc. as of September 30, 1999 and December 31, 1998, the results of operations for the three months and nine months ended September 30, 1999 and 1998 and the consolidated cash flows for the nine months ended September 30, 1999 and 1998.

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

3. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results expected for the full year.

4. Results of operations for the three and nine month periods ended September 30, 1999 and 1998 includes operations for both Stone Street Bank and Trust and the Holding Company, Stone Street Bancorp, Inc. The weighted average shares outstanding for the quarter ended September 30, 1999 and 1998 were 1,638,452 and 1,786,254, respectively and for the nine months ended September 30, 1999 and 1998 was 1,642,194 and 1,846,759, respectively and was used in calculating earnings per share for the periods presented.

5. Effective at the end of the business day of October 1, 1999, Stone Street Bancorp, Inc. was merged with CCB Financial Corporation under a purchase agreement approved by the Company's shareholders and regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

        FINANCIAL CONDITION

        For the nine months ended September 30, 1999, total assets increased $1,919,502 or 1.51%. Cash balances and interest bearing deposits decreased $1,786,384 or 26.23% and federal funds also decreased by $348,358 compared to December, 1998. Investment securities decreased $2,768,290 or 21.54%. Amounts previously in cash and investments were used to fund the net loan increase of $5,750,305. Office properties and equipment increased by $928,909 over December 1998 as the Bank continued construction for an additional office location in Mocksville, North Carolina. Deposits decreased $7,237,598 during the nine month period in 1999. Advances from the Federal Home Loan Bank of Atlanta totaled $32,700,000 at September 30, 1999, an increase of $8,733,333 or 36.44%
        over the December, 1998 level. These increased borrowings were obtained to assist with loan funding during the nine month period of 1999. Stockholders' equity increased $312,469 over December, 1998 which is comprised of an increase due to net income of $1,086,820 during the nine months, a reduction due to cash dividends declared and paid of $577,557 during the period, an increase of $647,883 due to the release of ESOP shares and amortization of MRP expense and a reduction in equity of $794,929 due to the Bank acquiring treasury stock during this period.

        RESULTS OF OPERATIONS

        Three Months Ended September 30, 1999 and 1998

        Net income for the three months ended September 30, 1999 was $457,853 compared to $426,292 for the comparable period in 1998. Total interest income increased $48,092 or 2.04% while total interest expense increased $67,241 or 6.00% due to the increased FHLB borrowings during the year ended December 31, 1998 and the first three quarters of 1999. Net interest income decreased $19,149 or 1.55% and was further reduced by an increase of $15,000 in the loan loss provision. Other operating income increased to $98,796 in 1999 compared to $31,533 in 1998 for the three month periods primarily due to an increase in other fees and commissions. Other operating expenses decreased to $523,240 in 1999 from $551,444 in 1998, a decrease of $28,204 or 5.11%. Income tax expense increased $29,757 due to the increase in net income during the three month period in 1999 compared to 1998.

        Nine Months Ended September 30, 1999 and 1998

        Net income for the nine months ended September 30, 1999 was $1,086,820 compared to $1,190,267 for the comparable period in 1998. Total interest income increased $392,911 or 5.78% while total interest expense also increased $497,019 or 16.31%, therefore resulting in a decrease of $104,108 in net interest income. This provision for loan loss increased $45,000 over the comparable nine month period in 1998, therefore further reducing the net interest income after the loan loss provision. Other operating income increased $94,175 of 93.21% over 1998 due to increased fees and commissions while other operating expenses increased $101,899 or 5.53%, increasing from $1,841,686 in 1998 to $1,943,585 for the comparable nine month period in 1999. These expenses increased due to merger related costs and occupancy and equipment expenses. Income tax expense decreased for the nine month period in 1999 from $734,414 in 1998 to $681,029 due to the decrease in net income.

PART II  -   OTHER INFORMATION

Item 6b.    Reports on Form 8-K

There were no Form 8-K's filed during the Third Quarter of 1999

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STONE STREET BANCORP, INC.



Date: November 12, 1999                 By: /s/ J.Charles Dunn
      -------------------------------      -------------------------------------
                                           J. Charles Dunn
                                           President and Chief Executive Officer




Date: November 12, 1999                 By: /s/ Marjorie D. Foster
      -------------------------------       ------------------------------------
                                            Marjorie D. Foster
                                            Controller